Form 10-Q
period 1996-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1996-05-15
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended         March 31, 1996

Commission File Number             0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                16-0467030
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)               Identification no.)

     415 West Main Street     Rochester, New York           14608
  (Address of principal executive offices)          (Zip Code)

                         (716) 235-1595
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 14, 1996; 4,562,513.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets - March 31, 1996 and
          September 30, 1995

          Condensed Consolidated Statements
          of Income - for the six months and three months ended March 31, 1996 and March 31, 1995

          Condensed Consolidated Statements
          of Cash Flows - for the six months
          ended March 31, 1996 and
          March 31, 1995

          Notes to Condensed Consolidated
          Financial Statements

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                (In Thousands except share data)
ASSETS                                        3/31/96   9/30/95
                                          (Unaudited)
Current Assets:
  Cash                                           $198      $205
 Accounts receivable:
    Trade, net of allowance
      for doubtful accounts                    18,751    17,919
 Inventory                                     71,540    72,156
 Other Current Assets                           1,930     2,921

Total Current Assets                           92,419    93,201

Property, Equipment, and
 Leasehold Improvements, Net                   14,817    15,269
Other Assets                                    2,216     2,010

                                             $109,452  $110,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term
    debt and capital lease
    obligations                                $2,968    $6,881
 Current portion - Notes Payable -
    Officers and Affiliates                      1070       500
 Accounts payable                              17,765    23,020
 Compensation related liabilities               2,980     3,139
Other accrued expenses                          1,780     3,932

Total Current Liabilities                      26,563    37,472

Long-term Debt                                 48,818    40,476
Capital Lease Obligations                         705       892
Notes Payable - Officers and Affiliates         1,935        0
Total Liabilities                              78,021    78,840

Shareholders' Equity:
 Common stock (par value
    $.01 per share:
    authorized 20,000,000 shares
    issued and outstanding
    4,562,513 and 4,387,032, respectively)         46        44
Additional paid-in capital                     24,608    23,161
Retained earnings                               6,777     8,435

Total Shareholders' Equity                     31,431    31,640

                                             $109,452  $110,480

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS
                            OF INCOME
              (In Thousands except per share data)
                           (Unaudited)
                         For The 6 Months    For The 3 Months
                         Ended March 31,     Ended March 31,
                         1996       1995     1996       1995
Net Sales             $104,756  $107,275     $52,079   $52,007
Cost of Products Sold   60,937    64,448      29,831    31,141

Gross Profit            43,819    42,827      22,248    20,866

Selling, General
 Administrative
 Expense                40,622    40,660      20,934    20,762
Depreciation and
 Amortization            1,605     1,537         801       774

Income (Loss) from
 Operations               1592       630         513     (670)

Interest Expense       (2,189)   (2,155)     (1,114)   (1,149)
Interest and Service
 Charge Income             251       251         134       144

Income (Loss)
 Before Taxes            (346)   (1,274)       (467)   (1,675)
Income Taxes
 (Refundable)            (138)     (510)       (186)     (670)

Net Income (Loss)       $(208)    $(764)      $(281)  $(1,005)

Net Income (Loss)
 Per Share              $(.05)    $(.17)      $(.06)    $(.22)

Weighted Average
 Shares
 Outstanding         4,562,513 4,560,415   4,562,513 4,562,079

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS
              (In Thousands except per share data)
                           (Unaudited)
                                    6 Mo. Ended   6 Mo. Ended
                                    03/31/96      03/31/95
Cash Flows from Operating
 Activities:
    Net Income (Loss)                    $(208)        $(764)
    Adjustments to Reconcile
       Net Income (Loss) to Net
       Cash Used In Operating
       Activities:
          Depreciation and
            Amortization                  1,605         1,537
          Provision for Doubtful
            Accounts and Notes              396           427

Changes in Assets and Liabilities:
 Trade Receivables                      (1,228)         (499)
 Inventory                                  616         (605)
 Other Assets                               376         (265)
 Accounts Payable and Other Accruals    (7,566)      (11,491)

    Net Cash Provided By (used in)
       Operating Activities             (6,009)      (11,660)

Cash Flows from Investing Activities:
 Proceeds from Sale of Fixed Assets           0            87
 Additions to Property, Equipment and
    Leasehold Improvements                (744)       (1,321)

    Net Cash used in Investing Activities (744)       (1,234)

Cash Flows from Financing Activities:
 Net Borrowings Under (payment of)
    Line of Credit                        5,259        13,364
 Proceeds from Stock Options                  0            44
 Proceeds from Long-Term Debt and
    Demand Notes                          2,671           179
 Payment of Long-Term Debt and Demand
    Notes                                 (784)         (523)
 Payment of Notes Payable -
    Officers and Affiliates               (145)          (40)
 Payment of Capital Lease Obligations     (255)         (224)

 Net Cash Provided By Financing
    Activities                            6,746        12,800

Net Increase (Decrease) in Cash             (7)          (94)
Cash at Beginning of Year                   205           304

Cash at End of Period                       198           210

Supplemental Disclosures of Cash
 Flow Information:
    Cash Paid During the Six Mo. For:
       Interest                          $2,188        $1,924

       Income Taxes                        $191        $1,649

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1995 on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549.

Operating results for the six month period ended March  31,  1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Stockholders' Equity

On December 13, 1994, and January 31, 1995 two employees exercised options for 4,160 shares of the Company's common stock.
The Company realized net proceeds of approximately $44,000, which were used in the general operations of the business.

On March 15, 1996, the Board of Directors declared a 4% stock dividend on the Company's common stock, payable May 1, 1996 to shareholders of record as of April 10, 1996. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at March 31, 1996. Earnings per share and weighted average shares outstanding have been presented as if the stock dividend had occurred at the beginning of fiscal year 1995.

3.  Debt (in thousands)

Long-term debt consists of the following:

                                             03/31/96   9/30/95
Term Loan                                     $12,567   $13,000
Revolving Credit                               28,938    21,724
Senior Secured Notes                            8,550     8,550
Other Long-term Debt                            1,320     3,605
Notes Payable - Officers and Affiliates         2,150         0
Capitalized Lease Obligations                   1,116     1,371
Less Current Maturities                       (3,183)   (6,881)

                                              $51,458   $41,369
(/TABLE)

The  Senior  Secured  Notes are due  June  15,  1999.   The  note
agreement  requires  single  annual  sinking  fund  payments   of
$2,150,000 which commenced June 15, 1993 with a final payment  of
$2,100,000  due June 15, 1999.  The Senior Secured Notes  may  be
prepaid, subject to a prepayment penalty.  Interest at 10.25%  is payable semi-annually in June and December.

The  Company's  Amended  and Restated Credit  Facility  Agreement
("Credit Agreement") provides for $32,000,000 of revolving credit availability,  which expires January 31, 1997, and a  $13,000,000 term loan.  The Company used the proceeds of the $13,000,000 term loan to purchase the outstanding shares of AUTOWORKS, Inc. (f/k/a
Autoworks  Holdings,  Inc.).   The  term  loan  requires  monthly
principal payments of $216,667 which began on February 1, 1996.

As  of April 10, 1996, the Company had obtained commitments  from four banks to convert its existing revolving line of credit, term loan, and certain other loans, into a new $47.5 million revolving credit facility.  The new facility will be collateralized in  the same  manner as the Credit Agreement and will bear interest based generally upon the Company achieving certain funded debt to  cash flow  ratios.  The new facility will be for a period greater than
12  months.   In  accordance  with the  provisions  of  Financial
Accounting   Standards   Board  Statement   No.   6,   borrowings
outstanding  under the Company's existing revolving  credit  have been classified as long-term debt as of March 31, 1996.

The interest rate on the present revolving line of credit is 1.5% above the LIBOR Rate. The interest rate on the present term loan is 1.75% above the LIBOR Rate.

The  Credit Agreement and Senior Secured Notes are collateralized
by   substantially  all  of  the  Company's  assets  and  contain
covenants    and    restrictions,   including   limitations    on
indebtedness,  liens, leases, mergers and sales  of  assets,  and investments, and on dividends, stock purchases and other payments in  respect of capital stock and cash flow coverage requirements.
At  March  31,  1996,  the  Company was in  compliance  with  all covenants  under  the  Senior  Secured  Notes  agreement  or  the appropriate waiver was obtained; however, at September 30,  1995, the Company failed to meet its cash flow coverage covenant of 1.2 to  1  under the Credit Agreement.  As a result, the Company will default under the Agreement unless on or before June 30, 1996, it receives $4,000,000 or more in net proceeds from the issuance  of either (a) subordinated debt or (b) stock.  The Company may  also obtain waivers, amendments or engage in a refinancing so that  it is  not required to issue subordinated debt or equity in order to avoid a default.

On  December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal shareholder whereby  he will,  upon  request  of  a  Special Committee  of  disinterested
directors   of   the  Company's  Board  of  Directors   ("Special
Committee"), purchase from the Company subordinated debt up to  a maximum  aggregate principal amount of $4,000,000  on  terms  and conditions  to  be negotiated with, but ultimately determined  by
the  Special  Committee.   Such  terms  and  conditions  will  be
comparable  to  those  that  could  otherwise  be  obtained  from
independent   third   parties.   This  obligation   to   purchase
subordinated debt from the Company will terminate upon the  first to occur of the following:  (a) the Company obtaining a waiver or amendment  which removes the possibility of a default  under  the
Credit  Agreement  any time prior to October  1,  1996;  (b)  the closing  of a refinancing; or (c) the sale of $4,000,000 or  more of subordinated debt or equity to one or more third parties which yields net proceeds of $4,000,000 or more.

Upon  the  failure  of the Company to comply  with  any  covenant contained  in the Amended and Restated Credit Facility  Agreement
or  upon  the  occurrence of an event of  default,  the  rate  of interest  may  be increased to a rate at all times equal  to  two percent (2%) above the rate of interest which would be in  effect
absent  such  failure of compliance or default.   Such  increased
rate is to remain in effect, through and including the end of the fiscal  quarter in which such failure of compliance  is  remedied and  the Borrower is in compliance with the covenant, whereby  in the case of an event of default, such increased rate is to remain in  effect through and including the earlier to occur of  payment
in   full   of  all  obligations  and  cancellation  of   further
commitments  to  lend under the Agreement, or written  waiver  of such event of default by the Bank.

5.   Contingencies

The  Company  is  a  defendant in a lawsuit filed  in  the  Federal
District   Court  for  the  District  of  Maryland  by   AP   Parts
International, Inc. on May 31, 1995.  The Company is a co-defendant with  an  employee of the Company, Arvin Industries,  Inc.  and  an
employee  of  Arvin  Industries,  Inc.   The  complaint  alleges  a
conspiracy  in  restraint  of trade with  the  co-defendant,  Arvin
Industries,  Inc., in violation of certain antitrust  statutes  and also that the employee of the Company misappropriated certain trade secrets  of AP Parts International, Inc.  It seeks damages  against the Company in the antitrust action of $3,000,000 (subject to being trebled  when  permitted  by statute) and  $3,000,000  against  the
Company and its employee for the alleged misappropriation of  trade
secrets.   The  Company  is vigorously defending  this  action  and
management  believes  the  Company has  no  liability  under  these claims.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Hahn  Automotive  Warehouse,  Inc.  (the  "Company")  operates  its
business   both   through   the  Company   and   its   wholly-owned
subsidiaries,  AUTOWORKS,  Inc. and  Meisenzahl  Auto  Parts,  Inc.
Unless  otherwise indicated, the discussion herein  refers  to  the financial  condition and results of operation of the Company  on  a consolidated basis.

Results of Operations

The Company's net sales were $52.1 million in the second quarter of fiscal 1996, (ended March 31, 1996), a $72,000 increase over the second quarter sales of $52.0 million in the second quarter of fiscal 1995, (ended March 31, 1995). During the current quarter, Direct Distribution sales, (which includes two new centers), increased $978,000 and Advantage Stores sales increased
$866,000, while Distribution Center sales decreased $192,000 and AUTOWORKS sales declined by $1.6 million. The majority of the AUTOWORKS sales decrease resulted from a net reduction of 17 retail stores. On a comparable store basis, AUTOWORKS sales fell by 1.6%; the decline in AUTOWORKS sales was slightly offset by new selling prices discussed below. As a percentage of net sales, contributions by each division for the current quarter were as follows: AUTOWORKS - 38.1%, Distribution Centers -
29.4%, Advantage Stores - 26.2%, and the Direct Distribution
Centers - 6.3%.



Gross profit increased $1.3 million to $22.2 million for the current quarter, or 42.6% of net sales from $20.9 million or 40.1% of net sales, in the same quarter last year. These increases are mainly due to new pricing strategies implemented in the AUTOWORKS division during the first quarter of the current fiscal year. To a lesser extent, these increases are attributable to the growth in the net sales of the Advantage
Stores and Direct Distribution Centers as a percentage of total
Company net sales.



Selling, general and administrative expense for the current quarter increased by $172,000 over the same quarter in fiscal
1995. As a percentage of net sales, selling, general and administrative expense increased to 40.2% compared to 39.9% for the same quarter a year ago. These increases reflect the opening of two Direct Distribution Centers, the continued increase of Advantage Store sales as a percentage of Company net sales and the continuing effort to relocate and/or close unprofitable stores and open new stores in both the Advantage Auto and AUTOWORKS division. These increases were partially offset by cost cutting efforts in the AUTOWORKS division.



Depreciation and amortization increased $26,000 in the quarter ended March 31, 1996, to $801,000 from $775,000 for the same period of the prior fiscal year. This increase is primarily due to the opening of two Direct Distribution Centers and five
AUTOWORKS stores during the past year.



Interest expense declined by $35,000 for the current quarter compared to the same quarter last year. This decrease is due to slightly lower interest rates on the Company's outstanding borrowings in the second quarter of fiscal 1996.



As a result of the factors discussed above, the Company's net loss declined from $1.0 million or $.22 per share for the second fiscal quarter of 1995, to $281,000 or $.06 per share for the second fiscal quarter this year.



Results of Operations - six months ended March 31, 1996, compared to six months ended March 31, 1995.



The Company's net sales decreased $2.5 million or 2.3% from $107.3 million for the six months ended March 31, 1995 to $104.8 million for the corresponding fiscal six months of 1996. This was due to a decrease in sales of $3.8 million and $1.1 million at the AUTOWORKS division and the Distribution Centers, respectively; these increases were partially offset by increases of $932,000 and $1.5 million in sales in the Advantage stores and the Direct Distribution Centers, respectively. The major factor in the AUTOWORKS sales decline was the net reduction of 17 retail stores since March 31, 1995. On a comparable store sale basis, AUTOWORKS sales declined by 3.8% from the previous fiscal year;
this decline was slightly offset by price increases during the first quarter of this fiscal year. As a percentage of Company net sales, contributions by each division for the first six months of fiscal 1996 were as follows: AUTOWORKS - 40.0%, Distribution Centers - 28.7%, Advantage stores - 25.4% and Direct
Distribution Centers - 5.9%.



Gross profit increased for the first six months of the current fiscal year by $1.0 million to $43.8 million from $42.8 million for the same period of the previous fiscal year. As a percentage of sales, gross profit increased to 41.8% from 39.9% for the previous year. This percentage increase is primarily due to the new pricing strategies implemented in the AUTOWORKS division during the first quarter of the current fiscal year, and, to a lesser extent, the increase in Advantage Store sales as a percentage of total Company net sales.



Selling, general and administrative expense declined $38,000 from the comparable period of the previous fiscal year. This is primarily the result of cost cutting efforts in the AUTOWORKS division in the second quarter, the closing of unprofitable, low volume AUTOWORKS stores, all of which was offset by expenses related to store closings and the addition of two new Direct
Distribution Centers.



Depreciation and amortization increased $68,000 from $1.5 million in fiscal 1995 compared to $1.6 million for the same period in the present fiscal year. This increase is due to the opening of two Direct Distribution Centers and five new AUTOWORKS stores.



Interest expense increased $34,000, in the first six months of fiscal 1996, to $2.2 million. This increase is attributable to higher average borrowings during the first quarter of fiscal
1996, which was partially offset by lower interest rates.



As a result of these factors the Company's net loss for the six month period ended March 31, 1996, was reduced to $208,000 or $.05 per share, compared to $764,000 or $.17 per share for the six months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

For  the six months ended March 31, 1996, net earnings adjusted for non-cash  items, including depreciation and bad debt, increased  to
$1.8  million from $1.2 million for the same six month period  last year, or an increase of 50.0%, which is generally attributable to a decline  in  the  Company's net loss.  Net cash used  by  operating activities declined to $6.0 million for the current six months from
$11.7  million  for  the same period last year.   This  decline  is
primarily due to a lesser reduction in payables this year than  for the same period last year, and to a lesser extent, the increase  in adjusted net earnings.  This decline in payable reductions reflects mainly  a  significant  payment made by the Company  last  year  in connection with the termination of an extended payment program with
AUTOWORKS' vendors.

During  the six months ended March 31, 1996, the Company's  capital expenditures totaled $744,000 compared to $1.2 million  during  the
first  two  quarters  of  fiscal  1995.   The  decline  in  capital
expenditures  is attributable to the increased number of  operating leases  entered into by the Company during the first half of fiscal
1996.   The  Company  expects  to continue  its  increased  use  of operating  leases  during the remainder of  this  fiscal  year  and during the term of the new credit facilities discussed below.

Financing activities produced $6.7 million during the six months ended March 31, 1996. These funds were generally derived from net borrowings under the Company's revolving credit line and from the $2.5 million subordinated demand loan made by the Futermans to the Company on February 13, 1996. As of May 1, 1996, the Company has outstanding $25.2 million in its revolving line of credit, leaving
$5.4 million of availability.

As  of  February  1,  1996,  the Company began  to  make  principal payments on its $13.0 million term loan from its commercial lender.
The Company anticipates that this term loan will be refinanced with the  new  revolving credit facility discussed below and that  these
payments will cease upon the closing of such new facility.   During
the  next  quarter, the Company is required to make a $2.1  million payment  on its Senior Secured Notes.  The Company expects to  make
this   payment  with  funds  generated  from  operations  and   net
borrowings under its revolving line of credit.

The Company has obtained commitments from four banks to convert its existing revolving line of credit and term into loan into a new
$47.5 million revolving credit facility. The new facility will be collateralized by all of the Company's assets and will bear interest based generally upon the Company achieving certain funded debt to cash flow ratios. The new facility will be for a period greater than 12 months. In accordance with the provisions of Financial Accounting Standards Board Statement No. 6, borrowings outstanding under the Company's existing revolving credit have been classified as long-term debt as of March 31, 1996.

Although there can be no assurance, the Company anticipates closing on  the new revolving credit facility prior to June 30, 1996, which is  the  last day ("Default Date") by which the Company must  raise
$4.0  million  in net proceeds through the issuance  of  equity  or subordinated debt in order to avoid a default under the 1.2 to  1.0 cash  flow  covenant  in the Company's credit agreement  which  the
Company  failed  to meet as of September 30, 1995.   To  fulfill  a
condition  to closing under the new credit facility, the  Futermans have agreed that $2,150,000 of the demand loans previously made  by them  to the Company will be converted into a five year term  loan, with  the  principal payments not to begin until after  October  1,
1996.

The Company expects to incur additional interest expense during fiscal 1996 as a result of higher interest rates under the new credit facility and the borrowings made from the Futerman family.

The   Company's  principal  sources  of  liquidity  are  internally generated  funds,  borrowings under its revolving credit  facility, leasing  arrangements and vendor financing.  Subject to the closing
of   its   new  credit  facilities  discussed  above,  the  Company
anticipates  that  these  sources will provide  sufficient  working capital  to  operate the Company's business, make expected  capital expenditures, continue implementation of the AUTOWORKS  operational and  organizational  changes and to meet its other  short-term  and long-term liquidity needs for at least the next 12 months.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

           (a) The Company held an Annual Meeting of Shareholders on March 15, 1996.

          (b) At said Annual Meeting of Shareholders the following nominees were elected to the Board of Directors:

                    Michael Futerman
                    Eli N. Futerman
                    Gordon E. Forth
                    Robert I. Israel

      The terms of the following directors continued after the meeting:

                    Daniel J. Chessin
                    Ira D. Jevotovsky
                    Stephen B. Ashley
                    E. Philip Saunders

           (c) Shareholders did not vote on any other matters at the Annual Meeting. The number of votes cast for the election of directors was as follows:


                                              Votes
                              Votes For      Withheld

          Michael Futerman    4,114,384       20,424
          Eli N. Futerman          4,114,384       20,424
          Gordon I. Forth          4,114,384       20,424
          Robert I. Israel    4,114,384       20,424

     There were no broker non-votes.


Item 5.   Other Information.

On March 15, 1996, the Company's Board of Directors voted to declare a 4% stock dividend for shareholders of record on April 10, 1996. The stock dividend distribution was made on May 1, 1996. As a result, the Company issued 175,481 shares of its common stock on that date.

On  April  30, 1996, the Company and its commercial lender  entered into  an  Amended and Restated Credit Agreement Number 2 (Amendment
No.  2").  Pursuant to Amendment No. 2, the Bank extended the first date  on which the Company must make a payment of $7,500 to  extend
the  Default  Date from April 30, 1996 to May 15, 1996.   Amendment
No. 2 further provides that if such financing is not consummated by
May  30, 1996, then Registrant may further extend the Default  Date to June 30, 1996 upon payment of another $7,500.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

           10.1  Amended  and  Restated Credit Agreement  Amendment
Number    Two,    dated    April    30,    1996,    between    Hahn
Automotive Warehouse, Inc. And Fleet Bank.

          27   Selected financial information as required for Edgar
electronic    filing    for   the   six    months    ended    March
31, 1996.


          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated
          April   12,   1996  with  the  Securities  and   Exchange
          Commission.   In the Form 8-K, the Company  reported  the
          extension  of  the  Default  Date  referred  to  in   the
          Liquidity and Capital Resources Section of Item 2 of Part
          I of the Quarterly Report on Form 10-Q

                            SIGNATURES

      Pursuant  to the requirements of the Securities and  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:s//Mike Futerman
                                      Mike Futerman
                                      Chief Executive Officer




                                   By:s//Eli N. Futerman
                                      Eli N. Futerman
                                      President



                                   By:s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance



Dated:  May 14, 1996


                            EXHIBITS

Exhibit 10.1

         AMENDED AND RESTATED CREDIT FACILITY AGREEMENT
                       AMENDMENT NUMBER 2


          THIS AMENDED AND RESTATED CREDIT FACILITY AGREEMENT
AMENDMENT NUMBER 2 is made as of the 30th day of April, 1996 by and among HAHN AUTOMOTIVE WAREHOUSE, INC., a corporation formed under the laws of the State of New York with offices at 415 West
Main Street, Rochester, New York 14608 ("Hahn") and AUTOWORKS,
INC., a corporation formed under the laws of the State of Delaware with offices at 415 West Main Street, Rochester, New
York 14608 for itself and as successor to Auto Works Holdings, Inc. ("AWI", with Hahn and AWI collectively called "Borrower"), and FLEET BANK, a bank and trust company formed under the laws of the State of New York with offices at One East Avenue, Rochester,
New York 14638 and successor by merger to Fleet Bank of New York
("Bank").


          WHEREAS, the parties are parties to a certain Amended and Restated Credit Facility Agreement dated as of September 30,
1994 among Hahn, AWI, Auto Works Holdings, Inc., and the Bank, as amended by Amended and Restated Credit Facility Agreement
Amendment Number 1 (collectively, the "Credit Agreement"), and

          WHEREAS, the parties desire to amend the Credit
Agreement,


          NOW THEREFORE, the parties hereby agree as follows:

          1. Section 10.4 of the Credit Agreement is hereby amended to add the following language at the end thereof:

                    Notwithstanding the foregoing,
          during 1996 only, Second Quarter (i) shall be deemed to mean the period ending on May 15, 1996, or (ii) at the option of the Borrower, shall be deemed to mean the period ending on May 30, 1996, such option to be exercised by payment to the Bank of an extension fee of $7500 on or before May 15, 1996, and at the further option of the Borrower, shall be deemed to mean the period ending on June 30, 1996, such further option to be exercised by payment to the Bank of an additional extension fee of $7500 on or before May 30, 1996.

          2. All other terms of the Credit Agreement shall remain unchanged and in full force and effect. All references to the Credit Agreement in documents, agreements, and instruments related to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended by this Amendment Number 2.


          3. Borrowers represent and warrant that (a) each of the representations and warranties, except for the representation set forth in Section 6.6 of the Credit Agreement, is true and correct as of the date hereof, provided that for purposes of the representations and warranties set forth in Section 6.5 of the Credit Agreement or referencing such Section 6.5, the financial statements referred to therein shall mean the financial statements of the Borrowers dated 12/31/95; (b) the representation set forth in Section 6.6 of the Credit Agreement is true and correct as of the date hereof except for litigation previously disclosed to the Bank, provided that the reference to financial statements therein shall mean the financial statements of the Borrowers dated 12/31/95; and (c) no Event of Default or event that, with the giving of notice or the passage of time or both would constitute an Event of Default, has occurred and is continuing.

          4. The parties may sign this Amendment and the Consent hereto in any number of counterparts, each of which shall be an original but all of which together shall constitute one and the same instrument.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


AUTO WORKS, INC.              HAHN AUTOMOTIVE WAREHOUSE, INC.


By:s// Eli N. Futerman        By: s// Eli N. Futerman

Title: President              Title: President


                         FLEET BANK


                         By: s// Jeffrey Holmes

                         Title: Vice President

