Form 10-Q
period 1996-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1996-08-13
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended         June 30, 1996

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

YES   X        NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 13, 1996; 4,562,513.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets - June 30, 1996 and
          September 30, 1995

          Condensed Consolidated Statements
          of Income - for the nine months and three months ended June 30, 1996 and June 30, 1995

          Condensed Consolidated Statements
          of Cash Flows - for the nine months
          ended June 30, 1996 and
          June 30, 1995

          Notes to Condensed Consolidated
          Financial Statements

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                (In Thousands except share data)
ASSETS                                        6/30/96   9/30/95
                                          (Unaudited)
Current Assets:
  Cash                                           $197      $205
 Accounts receivable:
    Trade, net of allowance
      for doubtful accounts                    21,683    17,919
 Inventory                                     75,278    72,156
 Other Current Assets                           1,749     2,921

Total Current Assets                           98,907    93,201

Property, Equipment, and
 Leasehold Improvements, Net                   14,271    15,269
Other Assets                                    2,266     2,010

                                             $115,444  $110,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term
    debt and capital lease
    obligations                                $2,888    $6,881
 Current portion - Notes Payable -
    Officers and Affiliates                       691       500
 Accounts payable                              22,521    23,020
 Compensation related liabilities               2,850     3,139
Other accrued expenses                          4,230     3,932

Total Current Liabilities                      33,180    37,472

Long-term Debt                                 47,388    40,476
Capital Lease Obligations                         567       892
Notes Payable - Officers and Affiliates         1,892        0
Total Liabilities                              83,027    78,840

Shareholders' Equity:
 Common stock (par value
    $.01 per share:
    authorized 20,000,000 shares
    issued and outstanding
    4,387,032 and 4,562,513, respectively)         46        44
Additional paid-in capital                     24,608    23,161
Retained earnings                               7,763     8,435

Total Shareholders' Equity                     32,417    31,640

                                             $115,444  $110,480

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS
                            OF INCOME
              (In Thousands except per share data)
                           (Unaudited)
                         For The 9 Months    For The 3 Months
                         Ended   June 30,    Ended   June 30,
                         1996       1995     1996       1995
Net Sales             $165,557  $165,109     $60,801   $57,834

Cost of Products Sold   97,435    99,103      36,498    34,655

Gross Profit            68,122    66,006      24,303    23,179

Selling, General
 Administrative
 Expense                61,440    62,356      20,825    21,696
Depreciation and
 Amortization            2,380     2,335         775       798

Income (Loss) from
 Operations              4,302     1,315       2,703      685

Interest Expense       (3,332)   (3,307)     (1,143)   (1,152)
Interest and Service
 Charge Income             324       384          80       133

Income (Loss)
 Before Taxes            1,294   (1,608)       1,640     (334)
Income Taxes
 (Refundable)              518     (417)         656        93

Net Income (Loss)         $776  $(1,191)        $984    $(427)

Net Income (Loss)
 Per Share                $.17    $(.26)        $.22    $(.09)

Weighted Average
 Shares
 Outstanding         4,562,513 4,561,113   4,562,513 4,562,513

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS
              (In Thousands except per share data)
                           (Unaudited)
                                    9 Mo. Ended   9 Mo. Ended
                                    06/30/96      06/30/95
Cash Flows from Operating
 Activities:
    Net Income (Loss)                      $776      $(1,191)
    Adjustments to Reconcile
       Net Income (Loss) to Net
       Cash Used In Operating
       Activities:
          Depreciation and
            Amortization                  2,380         2,335
          Provision for Doubtful
            Accounts and Notes              489           449

Changes in Assets and Liabilities:
 Trade Receivables                      (4,253)       (1,314)
 Inventory                              (3,122)       (1,393)
 Other Assets                               682           955
 Accounts Payable and Other Accruals      (490)      (10,731)

    Net Cash Provided By (used in)
       Operating Activities             (3,538)      (10,890)

Cash Flows from Investing Activities:
 Proceeds from Sale of Fixed Assets           0            89
 Additions to Property, Equipment and
    Leasehold Improvements              (1,148)       (1,862)

    Net Cash used in Investing Activities(1,148)      (1,773)

Cash Flows from Financing Activities:
 Net Borrowings Under (payment of)
    Line of Credit                        6,654        15,558
 Proceeds from Stock Options                  0            44
 Proceeds from Long-Term Debt and
    Demand Notes                            538           375
  Proceeds from Subordinated Notes        2,150             0
 Payment of Long-Term Debt and Demand
    Notes                               (3,720)       (3,009)
 Payment of Notes Payable -
    Officers and Affiliates               (567)          (60)
 Payment of Capital Lease Obligations     (377)         (341)

 Net Cash Provided By Financing
    Activities                            4,678        12,567

Net Increase (Decrease) in Cash             (8)          (96)
Cash at Beginning of Year                   205           304

Cash at End of Period                       197           208

Supplemental Disclosures of Cash
 Flow Information:
    Cash Paid During the Nine Mo. For:
       Interest                          $3,550        $3,322

       Income Taxes                        $325        $1,822

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

Operating results for the nine month period ended June  30,  1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Stockholders' Equity

On December 13, 1994, and January 31, 1995 two employees exercised options for 4,160 shares of the Company's common stock.
The Company realized net proceeds of approximately $44,000, which were used in the general operations of the business.

On March 15, 1996, the Board of Directors declared a 4% stock dividend on the Company's common stock, payable May 1, 1996 to shareholders of record as of April 10, 1996. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at June 30, 1996. Earnings per share and weighted average shares outstanding have been presented as if the stock dividend had occurred at the beginning of fiscal year 1996.

3.  Debt (in thousands)

Long-term debt consists of the following:

                                             06/30/96   9/30/95
Term Loan                                          $0   $13,000
Revolving Credit                               42,365    21,724
Senior Secured Notes                            6,400     8,550
Other Long-term Debt                            1,083     3,605
Notes Payable - Officers and Affiliates         2,150         0
Capitalized Lease Obligations                     995     1,371
Less Current Maturities                       (3,146)   (6,881)

                                              $49,847   $41,369
(/TABLE)

On June 30, 1996, the Company entered into a new Credit Agreement with  a syndicate of four banks, the proceeds of which were  used
to   refinance  the  existing  bank  debt  of  the  Company   and
Meisenzahl.   The Statements of Cash Flow reflect only  the  cash
payments made on the bank debt prior to such refinancing.

The new Credit Agreement provides for $47,500,000 of availability
(subject  to  a borrowing base formula) and expires  June,  1999.
Loans  made pursuant to the new Credit Agreement accrue  interest at  either  a  base  rate plus a margin or a LIBOR  rate  plus  a
margin.   Base  rate loans bear interest at the  rate  per  annum
equal  to  the prime commercial lending rate for the  syndicate's administrative agent plus 75 basis points through  and  including
November 15, 1996.  After November 15, 1996, the applicable  base rate  margin changes quarterly to between 0 and 100 basis  points
depending  upon  the Company's debt coverage ratio.   LIBOR  rate
loans  bear  interest  at the LIBOR rate plus  200  basis  points
through  and  including November 15, 1996.   After  November  15,
1996,  the  applicable  LIBOR rate margin  changes  quarterly  to between  112.5 and 225 basis points depending upon the  Company's debt coverage ratio.

The  Senior  Secured  Notes are due  June  15,  1999.   The  note
agreement  requires  single  annual  sinking  fund  payments   of
$2,150,000 which commenced June 15, 1993 with a final payment  of
$2,100,000  due June 15, 1999.  The Senior Secured Notes  may  be
prepaid, subject to a prepayment penalty.  Interest at 10.25%  is payable semi-annually in June and December.

The  Credit Agreement and Senior Secured Notes are collateralized
by   substantially  all  of  the  Company's  assets  and  contain
covenants    and    restrictions,   including   limitations    on
indebtedness,  liens, leases, mergers and sales  of  assets,  and investments, and on dividends, stock purchases and other payments
with   respect   to   capital  stock  and  cash   flow   coverage
requirements.   At June 30, 1996, the Company was  in  compliance
with all covenants under the Senior Secured Notes agreement.

5.   Legal

The  Company  was  a defendant in a lawsuit filed  in  the  Federal
District   Court  for  the  District  of  Maryland  by   AP   Parts
International,  Inc.  on  May  31, 1995.   This  lawsuit  has  been
dismissed with prejudice at no expense to the Company.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Hahn Automotive Warehouse, Inc. (the "Company") operates its automotive aftermarket business both through the Company and its wholly-owned subsidiaries, AUTOWORKS, Inc. and Meisenzahl Auto
Parts, Inc.  These operations include the Company's 14 Distribution
Centers and 84 Advantage Auto Stores which serve the commercial and jobber market, AUTOWORKS' one Distribution Center and 132 stores which serve the retail market and five Direct Distribution Centers which serve the two-step market. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operation of the Company on a consolidated basis.

Results of Operations - Three months ended June 30, 1996 compared to three months ended June 30, 1995.

Net  sales  for  the third quarter of fiscal 1996 (ended  June  30,
1996)  increased $3.0 million, or 5.1% over net sales for the  same
quarter  of  the  last  fiscal year  (ended  June  30,  1995).   In
comparison  to  the previous fiscal year and on  a  same  store  or warehouse basis, for the current quarter, Advantage Auto net  sales increased  9.3%,  mainly  as  a result  of  increased  unit  sales,
Distribution Center net sales gained 16.6%, also due to higher unit sales,  and  Direct Distribution Centers improved 28.9% because  of higher unit sales.  These sales increases were partially offset  by a  4.2% decline in same store sales at the AUTOWORKS division which is  attributable  generally  to increased  competition  in  certain
markets.   As  a  percentage  of net sales,  AUTOWORKS  contributed
35.0%,  Distribution  Centers  contributed  32.7%,  Advantage  Auto
Stores contributed 25.7%, and Meisenzahl contributed 6.6%.

As  a  result  of increased net sales, gross profit increased  $1.1 million to $24.3 million for the current quarter from $23.2 million in the third quarter of the prior fiscal year.  Gross profit margin expressed as a percentage of net sales remained constant at 40.0%.

Selling, general and administrative expense decreased in the current quarter by $871,000 compared to the same period in fiscal
1995. This decrease resulted from concentrated payroll and overall expense control at the AUTOWORKS division. As a percentage of net sales, expenses declined to 34.3% compared to 37.5% for the same quarter last year. This is primarily due to the increase in the Company's net sales and a decrease in the AUTOWORKS division's expenses.



Depreciation and amortization decreased $23,000 in the quarter ended June 30, 1996, to $775,000 from $798,000 for the same period of the prior fiscal year. This drop is primarily due to the Company's increased use of leases in replacement of certain capital expenditures in order to comply with the requirements of the Company's new Credit Facility.



Interest expense decreased $9,000 from $1.152 million for the third quarter of fiscal 1995 to $1.143 million for the current quarter. This decrease is due to slightly lower average outstanding borrowings during the current quarter compared to the same quarter of last year.



For the current quarter, as a result of the Company's profitability, the Company's tax expense increased to $656,000 from $93,000 for the same quarter last year. The unusual relationship between the pre-tax loss for the third quarter of the previous fiscal year and the tax expense is due to taxes being payable in certain states even though no profit was generated.



As a result of the factors discussed above, the Company realized after tax profit of $984,000 or $.22 per share compared to a net loss of $427,000 or $.09 per share for the same quarter last fiscal year.



Results of Operations - Nine months ended June 30, 1996 compared to nine months ended June 30, 1995.



Net sales increased $448,000, or .3% from $165.1 million for the nine months ended June 30, 1995 to $165.6 million for the corresponding nine months of fiscal 1996. This slight increase is the result of the strong performance by the Distribution
Centers, offset in part by the decrease in sales in the AUTOWORKS division. The drop in AUTOWORKS sales is attributable to the closing of 14 stores and opening five stores during the nine month period ending June 30, 1996, and a comparable store sales decrease of 3.7% due to increased competition in certain markets.
For the first nine months of the current fiscal year, expressed as a percentage of net sales, AUTOWORKS contributed 38.2%, Distribution Centers contributed 30.2%, Advantage Auto Stores contributed 25.5% and Meisenzahl's sales were 6.1%.



Year-to-date gross profit for the current fiscal year increased by $2.1 million or 3.2%, to $68.1 million over the same period last year. As a percentage of net sales, gross profit increased to 41.1% from 40.0% in the comparable period of fiscal 1995. The gross margin rate increase is primarily due to purchasing economies achieved with the AUTOWORKS and Meisenzahl acquisitions and, to a smaller extent, the increase in Advantage Auto Stores sales as a percentage of the Company's net sales.



Selling, general and administrative expense decreased to $61.4 million for the current nine months representing a decrease of $1.0 million over the same period last year. This decrease is primarily the result of the reductions in expenses at the AUTOWORKS division. As a percentage of net sales, selling, general and administrative expense declined to 37.1% of net sales from 37.8% for the same period in fiscal 1995. This decline is mainly due to the current quarter increase in net sales and the decrease in the AUTOWORKS division's expenses.



Depreciation and amortization increased $45,000 from $2.3 million in fiscal 1995 to $2.4 million for the same nine month period in the current fiscal year. This slight increase is attributable to the opening and remodeling of AUTOWORKS stores and the opening of one new Direct Distribution Center, for which expenditures were mostly offset by the leasing of replacement delivery vehicles instead of purchasing them.



Interest expense remained at $3.0 million for the nine month periods ending June 30, 1995 and 1996.



As a result of the factors discussed above, the Company's net profit after tax was $776,000 or $.17 per share compared to a net loss of $1.2 million or $.26 per share for the same nine month period of 1995.

During the fourth quarter of the current year, the Company may record a charge against earnings to establish a reserve for costs that may be incurred in connection with certain leases assigned by AUTOWORKS to a third party prior to the Company's acquisition of AUTOWORKS. The charge may or may not be material; the Company currently has insufficient facts to estimate the magnitude of the charge. The third party assignee of the leases has filed for protection under the bankruptcy law and has rejected a number of the assigned leases. As a result, certain landlords have asserted claims against AUTOWORKS for remaining rents and charges due under the assigned leases. AUTOWORKS intends to oppose such claims where defenses exist. To the extent that AUTOWORKS has legal liability to the landlords, it will attempt to mitigate such liability. The statements in this paragraph are forward-looking and, therefore, are subject to certain risks and uncertainties, including the following: the Company's ability to successfully oppose or compromise claims made by landlords under the assigned leases; the Company's ability to successfully use or relet the property covered by the assigned leases; the rate at which the Company relets such property; and the ability of the Company to succeed in mitigating or offsetting the liability.



LIQUIDITY AND CAPITAL RESOURCES

For  the nine months ended June 30, 1996, net earnings adjusted for non-cash  items, including depreciation and bad debt, increased  to
$3.6  million from $1.6 million for the same nine month period last year,  or  an  increase  of 125.0%, which is  attributable  to  the
Company's return to profitability for the period compared to a loss
in  the  previous  year.   Net cash used  by  operating  activities
declined  to  $3.5 million for the current nine months  from  $10.9 million  for the same period last year.  This decline is  primarily due  to a lesser reduction in payables this year than for the  same period  last  year, and, to a lesser extent, the  increase  in  net
earnings.   This  decline in payable reductions reflects  mainly  a
significant  payment made by the Company last  year  in  connection with the termination of an extended payment program which AUTOWORKS maintained with its vendors.

During the nine months ended June 30, 1996, the Company's capital expenditures totaled $1.1 million compared to $1.8 million during the first three quarters of fiscal 1995. The decline in capital expenditures is attributable to the increased number of operating leases entered into by the Company during fiscal 1996. The Company expects to continue its increased use of operating leases during the remainder of this fiscal year and during the term of the new
Credit Facility discussed below.

Financing activities produced $4.7 million during the nine months ended June 30, 1996. These funds were generally derived from net borrowings under the Company's revolving credit line and from the $2.1 million subordinated demand loan made by the Futermans to the Company on February 13, 1996.


On  June 30, 1996, the Company, its operating subsidiaries,  and  a syndicate  of  four banks (the "Syndicate Banks") for  which  Fleet
Bank  ("Fleet") acts as lead participant and administrative  agent, entered  into a Credit Facility Agreement ("Credit Facility"),  the proceeds of which were used to refinance the existing bank debt  of the Company and its subsidiaries.  The Credit Facility provides for a  $47.5  million  revolving loan facility which expires  in  June,
1999.   Loans made pursuant to the Credit Facility accrue  interest at  either  a base rate plus a margin or LIBOR rate plus a  margin.
Base  rate  loans  bear interest at the rate  per  annum  equal  to
Fleet's  prime commercial lending rate plus 75 basis points through and  including  November 15, 1996.  After November  15,  1996,  the
applicable base rate margin changes quarterly to between 0 and  100 basis  points  depending upon the Company's  debt  coverage  ratio.
LIBOR  rate  loans bear interest at the LIBOR rate plus  200  basis points through and including November 15, 1996.  After November 15,
1996, the applicable LIBOR rate margin changes quarterly to between
112.5  and  225  basis  points depending upon  the  Company's  debt coverage ratio.



Availability  under the Revolving Loan is subject  to  a  borrowing base  formula  equal  to  a  percentage  of  eligible  receivables, eligible inventory, and fixed assets (up to a maximum of $3 million for  fixed assets) and is reduced by the face amount of letters  of credit which the Company has outstanding under the Credit Facility.
As  of  August 9, 1996, the Company had outstanding loans of  $41.6 million and undrawn letters of credit with an aggregate face amount of  $1.35  million leaving availability of $4.5 million  under  the
Credit Facility.

The Company's obligations under the Credit Facility are secured  by
substantially   all  of  the  assets  of  the   Company   and   its
subsidiaries.  The  Company  and its subsidiaries  are  subject  to customary  secured  lending  covenants, including  restrictions  on additional liens, additional indebtedness, sale of assets,  payment of  dividends, affiliate transactions, certain loans,  investments, acquisitions  and fundamental corporate changes (including  changes to  the Futerman's stockholdings that would result in the Futermans
no  longer having effective voting control over the Company).   The
Company  and  its  subsidiaries are also  required  to  maintain  a minimum level of interest rate protection instruments and to comply with  certain financial covenants, including:  current ratio, fixed charges  ratio,  funded  debt ratio, tangible  net  worth,  capital expenditures, and collateral coverage ratio.  The most  restrictive covenants  contained in the Credit Facility include  the  Company's obligation to maintain a fixed charge ratio of not less than 1.0 to
1.0 at the last day of each fiscal quarter for the most recent four
(4)  quarter periods and a collateral coverage ratio of 1.1 to  1.0 at  the  last day of each fiscal quarter.  In addition, the  Credit
Facility's  prohibition  on incurring capital  expenditures  beyond
$1.5 million annually is below the Company's annual average capital expenditures  for  the last three (3) years and  will  require  the
Company  to  replace certain capital assets with operating  leases.
In  addition, the Credit Facility's capital expenditure  limitation effectively  precludes the Company from making future  acquisitions without the consent of the Syndicate Banks.

In  connection with the Company's new Credit Facility, the  Company repaid and refinanced the $2.5 million of indebtedness advanced  to
it  by  Michael Futerman and Eli Futerman in February,  1996.   The
Company  repaid $350,000 of this debt and exchanged five  (5)  year
subordinated  notes  with  the  Futermans  for  the  demand   notes
representing  the  remaining  $2,150,000  principal  balance.   The
Futermans' subordinated notes bear interest at the rate of 12%  per
annum.   Interest is payable monthly.  The notes are redeemable  at the  option  of  the  Company, in whole or in part,  at  any  time, subject to a Subordination Agreement with the Syndicate Banks.  The notes  are  payable in fifty (50) equal monthly principal  payments which  commence  on  January  1, 1997,  and  continue  through  and including February 1, 2001.  In the event that the Company  at  any time  has net income of $4,141,000 or greater, then, in such event, the  Company  must prepay principal on the notes in  the  aggregate amount equal to 19.186% of its net income above and beyond such net income  amount, provided that the Company is not in  default  under the Credit Facility and such payment does not result in the Company
defaulting  thereunder.   The  Futermans'  subordinate  notes   are
unsecured and subordinated to all of the Company's indebtedness  to the Syndicate Banks.

The Company expects to incur additional interest expense during fiscal 1996 as a result of higher interest rates under the new
Credit Facility and the borrowings from the Futermans.

The   Company's  principal  sources  of  liquidity  are  internally generated  funds,  borrowings under its  Credit  Facility,  leasing arrangements  and  vendor financing.  The Company anticipates  that these  sources will provide sufficient working capital  to  operate
the   Company's   business,  make  expected  capital  expenditures,
continue   implementation   of  the   AUTOWORKS   operational   and
organizational changes and to meet its other short-term  and  long-
term liquidity needs for at least the next 12 months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On  July 19, 1996, the Company settled its litigation with AP Parts
International,  Inc.  ("AP Parts") pending  in  the  United  States
District Court for the District of Maryland (civil action no.  DKC-
95-1611). Pursuant to such settlement, AP Parts discontinued such litigation with prejudice at no costs to the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

           10.1  Credit  Facility Agreement, dated June  26,  1996,
among     the     Company    and    its    operating    subsiaries,
Fleet      Bank     (individually     and     as     administrative
agent),       The       Chase      Manhattan      Bank,       N.A.,
Manufacturers    and    Traders    Trust    Company     and     The
Sumitomo Bank, Limited.

           10.2 $1,650,000 Promissory Note, dated February 1, 1996,
executed     by    the    Company    in    favor     of     Michael
Futerman.

           10.3 $500,000 Promissory Note, dated February 1, 1996, executed by the Company in favor of Eli N. Futerman.

          27   Selected financial information as required for Edgar
elctronic   filing   for   the   nine   months   ended   June   30,
1996.


          (b)  Reports on Form 8-K

               None

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:s//Mike Futerman
                                      Mike Futerman
                                      Chief Executive Officer




                                   By:s//Eli N. Futerman
                                      Eli N. Futerman
                                      President



                                   By:s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance



Dated:  August 13, 1996


                            EXHIBITS

Exhibit 10.1 "P"

Exhibit 10.2

                         PROMISSORY NOTE

$1,650,000.00  Rochester, New York
                                                 February 1, 1996

       FOR   VALUE  RECEIVED,  HAHN  AUTOMOTIVE  WAREHOUSE,  INC.
("Maker"),  promises  to  pay to the order  of  MICHAEL  FUTERMAN
("Payee"),  at 415 West Main Street, Rochester, New York,  or  at
such other place as Payee may designate in writing, the principal sum  of $1,650,000.00, together with interest which shall,  prior to  Acceleration  (hereinafter defined) or Maturity  (hereinafter defined),  accrue at the fixed rate of 12% per annum,  calculated on  the  basis  of a 360 day year for the actual number  of  days
elapsed.   Unless sooner accelerated, this Note shall be  payable
as follows:

                    On March 1, 1996 and on the first day of each month through and including December 1, 1996, Maker shall pay Payee all accrued interest then due on this Note.

                     On  the  first day of each month, commencing
          January 1, 1997 through and including January 1,  2001,
          Maker shall pay Payee a principal payment in the amount of $33,000.00, together with a payment of all accrued interest then due on this Note.

                    On February 1, 2001 ("Maturity"), Maker shall pay Payee the then remaining unpaid principal balance of this Note, together with a payment of all accrued interest then due on this Note.

      If  any payment due under this Note is not paid within  ten days  of  the  date when due, Maker shall also pay Payee  a  late charge  equal to 5% of the amount past due.  Upon the earlier  of
Acceleration  or Maturity, interest shall accrue  on  the  unpaid principal balance of this Note at the fixed rate of 15% per annum
(calculated on the basis of a 360 day year for the actual  number
of  days  elapsed),  until this Note is paid in  full.   Payments
shall be applied by Payee first to late charges, if any, then  to accrued interest, then to principal.

      PAYMENT  OF THIS NOTE IS SUBORDINATE TO PAYMENT OF  CERTAIN
OBLIGATIONS  OF  MAKER  TO FLEET BANK ("FLEET"),  AND  TO  OTHERS
(COLLECTIVELY WITH FLEET, "THE LENDERS"), PURSUANT TO  THE  TERMS
OF  A  WRITTEN SUBORDINATION AGREEMENT EXECUTED BY PAYEE IN FAVOR
OF  THE  LENDERS  ON  OR  ABOUT  JUNE  26,  1996  ("SUBORDINATION
AGREEMENT").

     In addition to the regularly scheduled payments of principal and  interest  referred  to  above, Maker  shall  also  make  the mandatory principal prepayments referred to below, provided  that as  of  the date any such prepayment is required, such prepayment will not result in Maker failing to comply immediately after such payment  with  any financial covenants under Article  11  of  the
Credit   Agreement  referred  to  below  as  a   result   thereof
("Financial Covenant Condition").  For each fiscal year of  Maker
(commencing with Maker's fiscal year ending September 30,  1996), that  Maker's  net  income (as shown in the audited  consolidated financial statements of Maker, required to be delivered by  Maker pursuant  to  the  terms  of  the  Credit  Agreement  ("Financial
Statements"), exceeds $4,141,000.00 ("Base Amount"), Maker shall, subject  to  the Financial Covenant Condition, make  a  mandatory principal  prepayment on this Note to Payee equal to  19.186%  of the  amount  that Maker's net income for the fiscal year  exceeds
the  Base  Amount  ("Mandatory  Prepayment").   For  example,  if
Maker's  net income for fiscal year ending September 30, 1996  is
$5,000,000.00, the Mandatory Prepayment payable to Payee would be
$164,807.74  (($5,000,000.00 - $4,141,000.00)  x  19.186%).   The
Mandatory  Prepayment shall be made by Maker within ten  days  of
the  date Maker delivers the Financial Statements to Fleet.   The
term "Credit Agreement" means a Credit Facility Agreement entered into  by  Maker, Meisenzahl Auto Parts, Inc., Auto  Works,  Inc.,
Fleet as agent for the Lenders, and the Lenders on or about  June
26, 1996, as amended and replaced from time to time.

     Subject to the following sentence, all Mandatory Prepayments and  any other partial prepayments hereunder shall be applied  in
inverse   order   of  maturity  to  principal  installments   due
hereunder.   In  the event that the application  of  a  principal
prepayment in accordance with the foregoing sentence would result in  the Maturity of this Note being prior to the maturity of  any
Revolving  Line  Note  executed by Maker, Auto  Works,  Inc.  and
Meisenzahl  Auto Parts, Inc. (collectively, the "Borrowers")  and made  payable to a Lender pursuant to  the Credit Agreement, then such prepayment shall not be applied in inverse order of maturity to  principal  installments due hereunder; instead, each  monthly principal payment due after the prepayment shall be reduced by an amount  equal to the prepayment principal amount divided  by  the number  of  principal  payments  remaining  hereunder  after  the prepayment.  As a condition to any such prepayment, the Maker may require  the Payee to execute an amendment solely for the purpose of confirming the new principal payment amounts.

      Maker shall be in default under this Note upon the occurrence of any of the following:

                     Maker's failure to make any principal or interest payment payable under this Note when due.

                     Commencement of any proceeding under the Bankruptcy Code by or against Maker.

                     Occurrence of any Event of Default (defined in the Credit Agreement) under the Credit Agreement.

      If Maker is in default under this Note, all amounts due under this Note shall become immediately due and payable at Payee's sole option, without notice, demand or presentment, all of which are hereby waived by Maker ("Acceleration"). Upon any Acceleration, Payee may take all steps available to enforce his rights under this Note, subject to limitations, if any, contained in the Subordination Agreement.

      In the event this Note is referred to any attorney for collection, Maker shall pay all Payee's costs and expenses related to such collection and enforcement, including but not limited to Payee's reasonable attorneys' fees and disbursements.

     This Note is governed by New York law and may not be amended or terminated orally. Any litigation involving this Note shall, at Payee's sole option, be triable only in a court located in Monroe County, New York. MAKER WAIVES THE RIGHT TO A JURY TRIAL
IN ANY LITIGATION INVOLVING THIS NOTE.

     This Note has been executed and unconditionally delivered to Payee by Maker. By accepting this Note, Payee acknowledges that Maker has paid to Payee all accrued interest payments due under this Note through and including June 1, 1996.

                                        HAHN AUTOMOTIVE
                                        WAREHOUSE, INC.



                                   By: s// Albert Van Erp
                                   Title: Vice President-Finance

STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

      On  this    day  of  June, 1996, before me personally  came
Albert  Van  Erp, to me known, who, being by me duly  sworn,  did depose  and say that he is the Vice President - Finance  of  HAHN
AUTOMOTIVE  WAREHOUSE,  INC., the corporation  described  in  and which executed the above instrument; and that he signed his  name thereto by order of the board of directors of said corporation.



                                        Notary Public

Exhibit 10.3

                         PROMISSORY NOTE

$500,000.00    Rochester, New York
                                                 January 24, 1996

       FOR   VALUE  RECEIVED,  HAHN  AUTOMOTIVE  WAREHOUSE,  INC.
("Maker"),  promises  to  pay to the order  of  ELI  N.  FUTERMAN
("Payee"),  at 415 West Main Street, Rochester, New York,  or  at
such other place as Payee may designate in writing, the principal sum of $500,000.00, together with interest which shall, prior  to
Acceleration   (hereinafter  defined)  or  Maturity  (hereinafter
defined),  accrue at the fixed rate of 12% per annum,  calculated on  the  basis  of a 360 day year for the actual number  of  days
elapsed.   Unless sooner accelerated, this Note shall be  payable
as follows:

          1. On March 1, 1996 and on the first day of each month through and including December 1, 1996, Maker shall pay Payee all accrued interest then due on this Note.

                2.    On  the first day of each month, commencing
          January 1, 1997 through and including January 1,  2001,
          Maker shall pay Payee a principal payment in the amount of $10,000.00, together with a payment of all accrued interest then due on this Note.

          3.    On February 1, 2001 ("Maturity"), Maker shall pay
          Payee the then remaining unpaid principal balance of this Note, together with a payment of all accrued interest then due on this Note.

      If  any payment due under this Note is not paid within  ten days  of  the  date when due, Maker shall also pay Payee  a  late charge  equal to 5% of the amount past due.  Upon the earlier  of
Acceleration  or Maturity, interest shall accrue  on  the  unpaid principal balance of this Note at the fixed rate of 15% per annum
(calculated on the basis of a 360 day year for the actual  number
of  days  elapsed),  until this Note is paid in  full.   Payments
shall be applied by Payee first to late charges, if any, then  to accrued interest, then to principal.

      PAYMENT  OF THIS NOTE IS SUBORDINATE TO PAYMENT OF  CERTAIN
OBLIGATIONS  OF  MAKER  TO FLEET BANK ("FLEET"),  AND  TO  OTHERS
(COLLECTIVELY WITH FLEET, "THE LENDERS"), PURSUANT TO  THE  TERMS
OF  A  WRITTEN SUBORDINATION AGREEMENT EXECUTED BY PAYEE IN FAVOR
OF  THE  LENDERS  ON  OR  ABOUT  JUNE  26,  1996  ("SUBORDINATION
AGREEMENT").

     In addition to the regularly scheduled payments of principal and  interest  referred  to  above, Maker  shall  also  make  the mandatory principal prepayments referred to below, provided  that as  of  the date any such prepayment is required, such prepayment will not result in Maker failing to comply immediately after such payment  with  any financial covenants under Article  11  of  the
Credit   Agreement  referred  to  below  as  a   result   thereof
("Financial Covenant Condition").  For each fiscal year of  Maker
(commencing with Maker's fiscal year ending September 30,  1996), that  Maker's  net  income (as shown in the audited  consolidated financial statements of Maker, required to be delivered by  Maker pursuant  to  the  terms  of  the  Credit  Agreement  ("Financial
Statements"), exceeds $4,141,000.00 ("Base Amount"), Maker shall, subject  to  the Financial Covenant Condition, make  a  mandatory principal  prepayment on this Note to Payee equal to  19.186%  of the  amount  that Maker's net income for the fiscal year  exceeds
the  Base  Amount  ("Mandatory  Prepayment").   For  example,  if
Maker's  net income for fiscal year ending September 30, 1996  is
$5,000,000.00, the Mandatory Prepayment payable to Payee would be
$164,807.74  (($5,000,000.00 - $4,141,000.00)  x  19.186%).   The
Mandatory  Prepayment shall be made by Maker within ten  days  of
the  date Maker delivers the Financial Statements to Fleet.   The
term "Credit Agreement" means a Credit Facility Agreement entered into  by  Maker, Meisenzahl Auto Parts, Inc., Auto  Works,  Inc.,
Fleet as agent for the Lenders, and the Lenders on or about  June
26, 1996, as amended and replaced from time to time.

     Subject to the following sentence, all Mandatory Prepayments and  any other partial prepayments hereunder shall be applied  in
inverse   order   of  maturity  to  principal  installments   due
hereunder.   In  the event that the application  of  a  principal
prepayment in accordance with the foregoing sentence would result in  the Maturity of this Note being prior to the maturity of  any
Revolving  Line  Note  executed by Maker, Auto  Works,  Inc.  and
Meisenzahl  Auto Parts, Inc. (collectively, the "Borrowers")  and made  payable to a Lender pursuant to the Credit Agreement,  then such prepayment shall not be applied in inverse order of maturity to  principal  installments due hereunder; instead, each  monthly principal payment due after the prepayment shall be reduced by an amount  equal to the prepayment principal amount divided  by  the number  of  principal  payments  remaining  hereunder  after  the prepayment.  As a condition to any such prepayment, the Maker may require  the Payee to execute an amendment solely for the purpose of confirming the new monthly principal payment amounts.

      Maker shall be in default under this Note upon the occurrence of any of the following:

          4. Maker's failure to make any principal or interest payment payable under this Note when due.

          5.     Commencement   of  any  proceeding   under   the
          Bankruptcy Code by or against Maker.

          6. Occurrence of any Event of Default (defined in the Credit Agreement) under the Credit Agreement.

      If Maker is in default under this Note, all amounts due under this Note shall become immediately due and payable at Payee's sole option, without notice, demand or presentment, all of which are hereby waived by Maker ("Acceleration"). Upon any Acceleration, Payee may take all steps available to enforce his rights under this Note, subject to limitations, if any, contained in the Subordination Agreement.

      In the event this Note is referred to any attorney for collection, Maker shall pay all Payee's costs and expenses related to such collection and enforcement, including but not limited to Payee's reasonable attorneys' fees and disbursements.

     This Note is governed by New York law and may not be amended or terminated orally. Any litigation involving this Note shall, at Payee's sole option, be triable only in a court located in Monroe County, New York. MAKER WAIVES THE RIGHT TO A JURY TRIAL
IN ANY LITIGATION INVOLVING THIS NOTE.

     This Note has been executed and unconditionally delivered to Payee by Maker. By accepting this Note, Payee acknowledges that Maker has paid to Payee all accrued interest payments due under this Note through and including June 1, 1996.

                                        HAHN AUTOMOTIVE
                                        WAREHOUSE, INC.



                                   By:  s// Albert Van Erp
                                   Title: Vice President-Finance

STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

      On  this    day  of  June, 1996, before me personally  came
Albert  Van  Erp, to me known, who, being by me duly  sworn,  did depose  and say that he is the Vice President - Finance  of  HAHN
AUTOMOTIVE  WAREHOUSE,  INC., the corporation  described  in  and which executed the above instrument; and that he signed his  name thereto by order of the board of directors of said corporation.



                                        Notary Public

Exhibit 27

