Form 10-K
period 1996-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1996-12-26
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


For the Fiscal Year Ended:                    Commission File Number
September 30, 1996                                   0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its Charter)


New York                                              16-0467030
(State    of   Incorporation)               (I.R.S.Employer Identification No.)

415 West Main Street, Rochester, New York                 14608
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (716)  235-1595.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE $0.01 PER SHARE          NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X or No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 16, 1996, (based upon the closing price of $8.00 on that day, as reported on the NASDAQ NMS) was approximately $14,731,992. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01
per share, outstanding as of December 16, 1996,:   4,562,513.
              Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to regulations 14A, not later than 120 days after September 30, 1996, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.
                             PART I

Item 1.   BUSINESS

(a)  General Development of Business

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements. The Company desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking Statements" located in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K.

Hahn Automotive Warehouse, Inc. is a regional distributor of automotive aftermarket products to commercial service establishments and a regional specialty retailer of automotive aftermarket products to the Do-It-Yourself ("DIY") consumer.

Hahn was incorporated in the State of New York in 1958. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the term "Company" refers to Hahn and its consolidated subsidiaries.

The Company's wholesale business, which is conducted through Hahn, consist of 11 full-service distribution centers, four specialty distribution centers, and nine direct distribution centers located along the Eastern Seaboard and in the Midwest. The Company's wholesale business also includes 82 jobber stores which operate in the same areas as its full-service distribution centers generally under the Advantage Auto Store name. The Company's wholly-owned subsidiary, AUTOWORKS, Inc. ("Autoworks"), operates 129 retail stores, which are located in Michigan, Indiana, West Virginia, Kentucky, and Ohio.

During fiscal 1996, the Company made significant progress in the implementation of the AUTOWORKS retail division re-engineering plan. This plan, which was designed to improve the division's financial performance, consists of a number of organizational and operational changes and an expense reduction program. The changes included adjusting store count (mainly through unprofitable store closings), relocating stores, remodeling stores using a new layout and replacing external store signs. As part of the plan, AUTOWORKS also introduced new products and increased inventory carried at a number of locations. These changes led to a significant decline in the AUTOWORKS operating loss for fiscal 1996 compared to fiscal 1995.

In fiscal 1996 the Company's wholesale business continued to grow, mainly as a result of progress in the direct distribution division. During fiscal 1996, the Company's direct distribution centers had a 13.9% comparable net sales increase. On October 14, 1996, the Company acquired four more direct distribution centers in Rochester, New York.

Finally, in fiscal 1996, the Company closed a new $47.5 million multi-bank credit facility. This facility is described in more detail under the "Liquidity and Capital Resources" section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K.



(b)  Industry Segment Information

Certain  financial information concerning sales,  business  segment earnings, and identifiable assets attributable to each of the Company's reportable industry segments are set forth in Footnote 9 of this Form 10-K within the Company's consolidated financial statements for the 1996 fiscal year.

(c)  Narrative Description of Business

The Company's operations have been classified into two industry segments: wholesale and retail sale of automotive aftermarket parts and products. Below is a description of each segment.

Industry Overview

Multi-tiered distribution systems currently exist within the automotive aftermarket. Parts are distributed through wholesale, retail, and direct distribution. The Company believes that the automotive aftermarket is changing as a result of (i) the proliferation of the number of auto parts required to serve the growing number of domestic and foreign vehicle makes and models available in the United States, and (ii) the consolidation in the automotive parts aftermarket due to parts proliferation and the fragmented nature of the industry. The Company further believes that these developments represent growth opportunities.

In the Company's opinion, distributors such as Hahn are well positioned to take advantage of these growth opportunities because of their ability to achieve economies of scale in purchasing, inventory management and employee training. Further, the Company believes that the factors cited above for giving rise to such opportunities are causing a growing number of independent jobbers to become associated with programmed distribution groups, such as Auto Value Associates, Inc. ("Auto Value"), and that distributor members of such groups, like the Company, will be the prime beneficiaries. (For a description of program, see section entitled "Auto Value Program.")

At the specialty retailer level, parts proliferation has made it difficult for smaller independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet customer demands. The Company believes that this creates a competitive advantage for automotive retailing chains, such as AUTOWORKS, because they generally have the financial resources and distribution capability to stock and deliver an inventory selection broad enough to meet customer demands.

Wholesale Distribution Centers and Jobbing Store Network

Hahn purchases over 130,000 automotive aftermarket stock keeping units ("SKUs"), consisting predominately of nationally branded automotive hard parts, as well as maintenance items, accessories, and private label products, from approximately 320 manufacturers, and distributes these products through its distribution network to more than 1,600 independent jobbing stores and 82 Company-owned jobbing stores, which operate principally under the Advantage Auto Stores name. These jobbers supply automotive parts to commercial establishments performing automotive services and, to a much lesser extent, the DIY market. Hahn's distribution network consists of 11 full-service distribution centers, four specialty distribution centers, and nine direct distribution centers located along the Eastern Seaboard and in the Midwest. Hahn generally does not sell tires or perform automobile repairs or installations through either its distribution centers or jobbing operations.

Distribution Strategy

Hahn's distribution strategy is based on six key elements:

     Rapid Delivery From Extensive Inventory - Hahn maintains a broad product inventory of approximately 130,000 SKUs throughout its full-service distribution network, from which it generally delivers products to customers within 24 hours of receipt of an order. The Company believes that speed of delivery is essential for a jobber to meet the time constraints of its service establishment customers and to manage its own inventory.

     Strong Customer Relationships and Trained Work Force - Hahn is a customer driven company built on strong, long-term relationships. Hahn provides operational support to its customers on a regular basis to assist them in many aspects of their businesses. In addition, Hahn maintains trained and experienced sales and distribution center personnel to assist jobbers in selecting parts and filling their inventory needs.

     Growth through Acquisition - Hahn seeks to capitalize on industry consolidation by acquiring distribution centers and jobbing stores where there are opportunities to enhance financial performance through the application of Hahn's own marketing and management methods and operational economies. Hahn's network of distribution centers presently stretches from Indiana, east through Ohio and New York, and south along the Eastern Seaboard to North Carolina.

     Growth in Existing Markets - Hahn seeks to build its revenue base in existing markets by (i) adding new jobbing store
customers     within    territories    presently    served,     and
(ii) encouraging existing accounts to purchase additional product lines from Hahn.

     Leadership in Auto Value Programmed Distribution Group - Auto Value is one of the fastest growing independent nationwide purchasing and marketing programs in the automotive parts aftermarket. The Company believes that it is the largest participant by sales volume and number of jobbing customers who subscribe to Auto Value's marketing program. Hahn seeks to convert its independent jobbing customers to the Auto Value program, as the Company requires such customers to source the preponderance of their inventory needs from Hahn.

     Operating Efficiencies - Hahn's operations are structured to realize operating efficiencies both for itself and for its customers, to benefit from economies of scale in product purchasing,  information  systems  and  employee  training  and  to provide an efficient distribution system with the objectives of ease of order placement and speed of delivery. In addition, Hahn has been successful in the past at overall integration of its distribution center and jobbing store acquisitions and improving the earnings of such acquisitions through implementation of these operating efficiencies and through the realization of such economies of scale.

Products

Hahn's distribution centers and Company-owned jobber stores, operating as Advantage Auto Stores and Genuine Auto Parts in the Dayton, Ohio, area (herein collectively referred to as "Advantage Auto Stores"), offer a wide selection of predominantly nationally branded automotive products for domestic and foreign cars, vans, and light trucks. The Company stocks a wide range of automotive aftermarket products throughout its full-service distribution network, consisting principally of new and remanufactured automotive hard parts, as well as maintenance items and accessory products. Hard parts include, among others, brakes, exhaust, engine parts, suspension parts, and fuel systems.

Hahn's customers purchase name-brand products and private-label products which carry a larger gross profit margin. These private-label products, marketed under the Parts Master label, are manufactured by a variety of vendors for members of the Auto Value programmed distribution group. Parts Master products accounted for approximately 17.2%, 15.7%, and 16.9% of Hahn's net sales, within the wholesale division in each of the last three fiscal years, with the remainder of net sales derived from manufacturer's branded products. Since Parts Master brand products enable Hahn to enjoy higher profit margins as compared to name brand products, Hahn continually seeks ways to expand sales of Parts Master products, in some instances by having national brand manufacturers supply these products under this label.
Distribution Center Operations

Central to Hahn's strategy of providing rapid distribution of a broad variety of parts is a distribution system comprised of two varieties of distribution centers: full-service and specialty (which consist of pick-up and accessory distribution centers). Full-service distribution centers distribute to jobbers within a radius of approximately 150 miles, and nine of them serve as hubs for a surrounding network of Company-owned Advantage Auto Stores. Hahn extends the distribution area of three of its full-service distribution centers with smaller pick-up distribution centers. These pick-up distribution centers carry specialized inventory categories with slower inventory turns for customer pick-up when needed, to supplement regular deliveries from the full-service distribution center. Hahn also maintains a specialty distribution center to centralize the purchasing and distribution of accessory items.

As of October 31, 1996, Hahn operated 11 full-service distribution centers, (which includes the Moraine, Ohio, location, that is dedicated to AUTOWORKS), three pick-up distribution centers and one accessory distribution center. The inventory carried by full-service distribution centers generally range from approximately 34,000 to 75,000 SKUs, while the pick-up distribution centers stock, on average, approximately 32,000 SKUs and the accessory distribution center stocks select items, such as floor mats, antennas and mirrors.

Each full-service distribution center employs a General Manager, a sales force and an average of 41 clerical, stock-handling and delivery employees. Customers may place their stock orders by computer, telephone, fax or in person at service counters.

Direct Distribution

Commencing with the Company's acquisition of Meisenzahl Auto Parts Inc. and an affiliate company (collectively, "Meisenzahl") at the end of fiscal 1994, the Company entered the direct distribution market. During fiscal 1995, the Company established three additional direct distribution centers (two of which do business as Professional Auto Warehouse) in targeted metropolitan areas, and in early fiscal 1997, acquired four direct-distribution centers in the Rochester, New York, area, all of which generally do not currently service the Company's jobbers. These direct distribution centers are characterized by their relatively low overhead and modest inventory investment (compared to full-service distribution centers). The Company has selected direct distribution center locations based on both competative rent and a high concentration of repair bays.

The Company believes that its direct distribution centers carry a more complete inventory selection than other national direct distributors. The average direct distribution center stocks approximately 27,000 SKUs, with the largest stocking over 57,000 SKUs. These locations stock and sell a complete inventory of replacement parts for foreign and domestic cars, vans, and light trucks at competitive prices because they utilize a direct distribution system, rather than the traditional three-step system used by other suppliers in the industry. In addition to parts, the direct distribution centers also supply professional installers with equipment and tools. Each direct distribution center maintains a delivery fleet to provide professional installers orders on a rapid basis.

The Company acquired four direct-distribution locations in early fiscal 1997 and expects to continue to expand the number of its direct distribution centers by opening new locations during fiscal 1997, subject to debt service and other funding needs.

As of October 31, 1996, the direct distribution centers had 161 employees, all of whom were management, sales, clerical, and distribution center employees; of this total, 25 were part time.

Auto Value Program

Hahn is a member of Auto Value, an independent corporation which was incorporated in 1983 to provide to its shareholders the benefits of collective purchasing power under arrangements which it negotiates with vendors from whom its shareholders may purchase inventory. Auto Value neither purchases nor sells automotive parts and is not involved in the chain of distribution.

Auto Value offers its shareholders value-added marketing, merchandising, advertising and promotion and interior and exterior design layout for delivery to the participating jobber customers of its shareholders. Auto Value also offers its shareholders access to private-label products under the Parts Master name.

Auto Value requires its shareholders to participate in its purchasing programs to a specified degree and to contribute equally toward its operating expenses, which are generally nominal. Shareholders whose jobber customers participate in the marketing service of the Auto Value program are required to pay a basic fee plus charges for goods and services provided under the program.

Eli N. Futerman, President of Hahn, was the Chairman until December 31, 1995, and is currently a director of Auto Value Associates, Inc. The primary purpose of Auto Value is to provide its members on non-discriminatory terms the benefits of collective purchasing power and the services described above. The Company does not believe that any material conflicts of interests exist as a result of Mr. Futerman's positions in the Company and Auto Value.

Jobber Services

Hahn's extensive inventory line provides jobber customers with the opportunity to purchase aftermarket products from a single source, which affords its jobber customers the opportunity to reduce operating expenses and improve inventory planning and control.

Hahn   provides  support  to  its  customers  through  its  account executives  who  visit  them  on  a regular  basis,  advising  such customers on products and services, assisting in solving logistical, marketing, merchandising, and other problems as well as soliciting increased purchases from Hahn. These customer support services are supplemented by manufacturers' sales representatives who periodically call on Hahn's customers on behalf of Hahn and by annual trade shows at various Company locations.

Hahn provides value-added services to its jobber customers that participate in the Auto Value programmed distribution group. Through the Auto Value program, Hahn assists its participating jobber customers in marketing, merchandising, inventory management and control, store appearance, advertising, and promotion.

During fiscal 1996, 34 new independent jobber customers (net of departing members) joined the Auto Value program through Hahn. During fiscal 1996, one independent jobbers resigned from the program and 14 were terminated, for failing to meet certain program requirements. As of October 31, 1996, 224 of Hahn's independent jobber customers and all of Hahn's 82 Advantage Auto Stores participated in the Auto Value marketing program.


Advantage Auto Stores

To support its distribution center business, Hahn operates a chain of jobbing stores under the Advantage Auto Store name, except for certain Company-owned jobbing stores in the Dayton, Ohio, region which operate under the Genuine Parts Company name; references to Advantage Auto Stores in this report include these jobbing stores. The Advantage Auto Stores are located only in regions supplied by Hahn's full-service distribution centers. As of October 31, 1996, Hahn owned and operated a total of 82 Advantage Auto Stores.

As the Advantage Auto Stores are members of the Auto Value program, they typically feature certain consistent appearances and merchandising programs. The stores emphasize knowledgeable sales people and rapid availability of parts with daily truck deliveries. Approximately six years ago, Hahn embarked on a jobbing store remodeling project. During fiscal 1996, Hahn remodeled 12 jobbing stores. Hahn plans to remodel or relocate 21 jobbing stores in the next fiscal year.

Purchasing

All product selection and purchasing functions for the distribution centers and the jobbing stores are centralized at Hahn's headquarters in Rochester, New York, except for accessory products which are purchased by management of the specialty distribution center. Hahn purchases its products from more than 320 suppliers which ship directly to Hahn's distribution centers. In most areas, the Company sources each of its product lines from one supplier, although most automotive parts categories have more than one competitive supplier. Inventory purchases are based upon quality, price, service, market conditions and, where appropriate, brand recognition. Suppliers' programs are reviewed periodically to evaluate product mix, quality, pricing and service.

The manufacturers of automotive aftermarket products typically provide replacement warranties, which Hahn extends to its customers. In general, Hahn has certain privileges with most of its suppliers that enable it to return slower moving or overstocked items for full credit, which minimizes inventory obsolescence. Hahn extends a return policy to its stocking customers. From time to time, Hahn's suppliers permit it to defer payments for certain product lines for several months. Such deferrals are often extended by a supplier in connection with promotional programs, seasonal products and the opening of new distribution centers.

In fiscal 1996, Hahn's 15 largest suppliers accounted for approximately 64% of its total distribution center purchases, and its largest supplier accounted for approximately 20% of its distribution center purchases. The Company considers its relationships with its suppliers to be good and believes that alternate sources of supply exist at substantially similar costs for substantially all products which it stocks. Hahn's suppliers are generally able to meet its demand for products.

Inventory Control and Management Information System

Hahn's management information system is an important element in its strategy of maintaining margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The fully integrated, real-time system, which was designed for general use by distributors in the automotive aftermarket, operates on mainframe computers located at the Company's Rochester, New York, headquarters and links all of Hahn's distribution centers. The system enables Hahn's Advantage Auto Stores and independent jobbing customers to communicate electronically with Hahn. A majority of Hahn's independent jobber customers have the capability to access pricing and product availability information in the Company's computer system. This electronic link streamlines and hastens the order process by enabling the Advantage Auto Stores, as well as the independent jobbing customers to electronically determine product availability and order products, eliminating the need to telephone or visit a distribution center directly to place an order.

Advertising

Hahn's Advantage Auto Stores promotes broad product availability, competitive prices and customer service through direct mail and local media, including newspapers, yellow pages and radio. Direct distribution centers are promoted through yellow-page advertising and direct mail. Full-service distribution centers provide the Auto Value marketing program to affiliated jobbers and their installer customers.

Trademarks

Hahn owns and has registered its Advantage Auto Store trademark in the United States Patent and Trademark Office. In addition, Hahn is a licensee of the Auto Value and Parts Master trademarks pursuant to a trademark license agreement which provides for termination upon the occurrence of certain events. Under the trademark license agreement, Hahn has the right to use and permit its jobber customers to use the Auto Value and Parts Master trademarks. The Company believes that these trademarks are material to Hahn's business.

Competition

The automotive replacement parts market is highly fragmented and competitive. Hahn competes most directly with national and regional warehouse distribution networks. The Company believes that the largest warehouse distribution network is National Automotive Parts Association, the largest member of which is Genuine Parts Company (which is not affiliated with the Company's Dayton, Ohio, area jobbing stores of the same name), which distributes under the NAPA trademark. The wholesale distribution market contains numerous other participants, including programmed buyer groups. Hahn competes with these groups on the basis of product availability, service, and price.

Through its chain of Advantage Auto Stores, Hahn also competes directly with other independent jobbing stores, automotive specialty retail chains and discount and general merchandise stores. Hahn also competes indirectly with various original equipment manufacturers and other manufacturers, distributors and retailers who sell aftermarket products in alternative distribution channels. Some of Hahn's current and potential competitors are larger and have far greater financial resources.

Distribution Center and Jobbing Store Employees

As of October 31, 1996, Hahn had 1,128 employees in full-service and direct-distribution centers and jobbing operations, of whom 77 were distribution center and jobbing store account executives, 51 were headquarters personnel, 167 were distribution center and jobbing store management personnel and the remaining 833 were distribution center workers, drivers, counter persons, data entry and other personnel. Of these employees, 868 were full time and 260 part time. As of October 31, 1996, a total of 16 employees at two distribution centers were represented under collective bargaining agreements. Hahn has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations with its employees are good.

AUTOWORKS Retail Stores

Retail Operations

The Company's automotive parts and accessories specialty retailing operations are conducted through its AUTOWORKS subsidiary. AUTOWORKS operates a chain of 129 traditional over-the-counter retail stores which serve the DIY market. Each AUTOWORKS store carries new and remanufactured automotive hard parts, maintenance items, and accessories for domestic and foreign cars, vans and light trucks. AUTOWORKS stores do not provide automotive repairs, installations or other services. In a continuing effort to support environmental issues, AUTOWORKS stores offer an oil recycling program, free to the public.

As of October 31, 1996, AUTOWORKS' 129 stores were located in the following states:

                                     Number of
                    State         AUTOWORKS Stores
                    Michigan . . . . . . . . . . . . . 63
                    West Virginia  . . . . . . . . .    7
                    Illinois. . . . . . . . . . . . . . 1
                    Ohio . . . . . . . . . . . . . . . .35
                    Indiana  . . . . . . . . . . . . . .20
                    Kentucky . . . . . . . . . . . . .  3

Retail Marketing and Merchandising Strategy

AUTOWORKS' marketing and merchandising strategy is to provide customers with exceptional service and parts selection at well-designed stores, at a competitive price. To do so, AUTOWORKS stores employ personnel with technical expertise to advise customers in regard to the correct part and application and provides extensive training programs to these personnel. AUTOWORKS stores are generally open from 8 a.m. to 8 p.m. on Monday through Saturday and are typically open from 9 a.m. to 6 p.m. on Sunday.

AUTOWORKS stores offer a range of automotive replacement parts, maintenance items and accessories designed to cover a broad range of specific vehicle applications. Each AUTOWORKS store carries the same basic product line, with emphasis on brand names and other high quality products. During fiscal 1996, more brand names were added to the product line and the over-all mix was modified to include more appropriate salable and profitable items. In addition to brand name products, AUTOWORKS sells a number of products under its Master One and Master Stop private branded labels, which generally have higher profit margins than brand name products. AUTOWORKS stores generally carry approximately 12,500 SKUs. The Company is currently in the process of increasing the average number of SKUs carried by its AUTOWORKS stores.

AUTOWORKS maintains a special order program to assure the broadest availability of merchandise at its stores. Each store offers customers the ability to purchase virtually any automotive part through a network of special order vendors. The majority of ordered parts are available for the customer usually within 24 hours. The Company also utilizes direct inquiry to its other full-service distribution centers. These special order parts are generally available overnight.

Commercial Sales

In addition  to  retail  sales,  AUTOWORKS   stores  also  make
commercial sales to professional mechanics, auto repair shops, auto dealers, fleet owners and general merchandisers with auto repair facilities, and other commercial repair outlets located near the AUTOWORKS store. During fiscal 1995, the Company initiated a program to formalize commercial sales at 40 selected AUTOWORKS stores to increase the number of, and sales to, commercial accounts. To support this effort in the commercial-account designated stores, the average SKU count carried by these stores was increased to between 12,500 and 14,000 SKUs.

To provide the delivery capability to serve commercial accounts, the Company maintains light trucks in service at most of these AUTOWORKS stores. The Company believes that it can offer its commercial customers an advantage over most traditional commercial suppliers in parts selection and availability due to the greater breadth of its in-store and distribution network inventories and with more convenient store locations.

Pricing

AUTOWORKS  generally  utilizes  an  every-day  low-price  policy.
Pricing  of  products  is  determined  by  the  Company  at   its
Rochester, New York, headquarters.

Store Formats and Visual Merchandising

Each AUTOWORKS store generally has a uniform ("programmed") store layout system which has been designed to promote consistent merchandise presentation. The programmed layout was created to give stores the appropriate linear square footage in which to accomplish a general merchandising strategy and to permit AUTOWORKS' management to design display layouts (i.e., end caps, bulk displays, etc.) for all stores to implement. The Company is currently using the programmed layout for new stores to further enhance traffic flow, store set-up, and merchandise presentation. The AUTOWORKS stores range in size, on average, between 4,000 and 6,000 square feet.

Over the past three years, the Company has relocated 15 AUTOWORKS stores. The Company plans to continue to relocate stores on an as-needed basis, with approximately six AUTOWORKS stores planned for relocation in fiscal 1997. In fiscal 1997, AUTOWORKS also plans to open 10 new stores, subject to debt service and other funding needs.

Purchasing and Distribution

Product selection and purchasing functions for all AUTOWORKS stores are centralized at the Company's Rochester, New York, headquarters. Substantially all of AUTOWORKS' merchandise is shipped by vendors to AUTOWORKS' central distribution center in Moraine, Ohio, (which is located near Dayton, Ohio), for stocking and delivery to the various AUTOWORKS stores. (For further information regarding purchases, see "Purchasing" under "Wholesale Distribution Centers and Jobbing Store Network" in this Form 10-K.)


Store Automation

Sales data is uploaded from each store to a central location for further processing and pricing changes are downloaded to each
store.   All  AUTOWORKS  stores have  electronic  Point  of  Sale
("POS") computers, and they are linked to the Company's computerized inventory control system.

The POS system enables management to track store and Company-wide sales and inventory information by SKU, establish product pricing, measure product profitability, and generate inventory replacement orders from the store to the Company's distribution center. The POS system also permits AUTOWORKS stores to access pricing and product availability information on a real-time basis throughout the Company's distribution network.

The Company processing of customer special orders are handled at the Moraine, Ohio, Distribution Center, and electronically outsourced through Hahn's linked network to all of the Company's distribution centers. If the appropriate part is not available in the Company's distribution center network, then outside vendors are contacted.

Advertising

AUTOWORKS promotes its operations primarily through printed newspaper media. During fiscal 1996, the Company also advertised through the use of television, radio, direct mail, and local media.

AUTOWORKS Trademarks

AUTOWORKS is developing trademarks under the names of "Autoworks" and "AUTOWORKS," based upon common-law usage. The Company believes that trademarks are an important component in AUTOWORKS' merchandising and marketing strategy. Trademark applications for Master Cool, Master Flo and Master One are pending. Registrations for Prostar Express and Master Crank have been approved.

The Company is developing these proprietary labels to enhance the merchandise mix in the AUTOWORKS stores. The Company intends for these new private labels to appear on a wide variety of products that will offer both quality and value to AUTOWORKS' customers.

Competition

AUTOWORKS competes principally in the retail or DIY segments of the automotive parts aftermarket, with national, regional and specialty chains. Several national specialty retail chains which focus on the DIY customer purchase directly from manufacturers and supply parts to the customer; some of these chains also provide repair and installation services. The Company believes that the primary factors that affect competition in this market are geographical location, customer service, knowledgeable employees, product availability, product quality, and competitive pricing. The Company competes in various geographical markets with competitors that may have substantial resources or have been operating longer in particular areas. Competition varies significantly by geographical market.

International

Hahn and "Pinros" Automotive Spare Parts Ltd. of Tel Aviv, Israel, through a joint venture operate a retail auto parts store in Israel, under the AUTOWORKS, Ltd. name. The Company believes that it is the only American retail auto parts chain with a presence in Israel, which is currently a fragmented market with no dominant seller of aftermarket products.

Employees

As of October 31, 1996, AUTOWORKS employed approximately 1,221 persons, of which 1,071 were store personnel, 88 were distribution center personnel at AUTOWORKS' Moraine, Ohio, Distribution Center and 62 were headquarters personnel. Of the 1,221 employees, 802 are full-time and 419 are part-time employees.

Item 2.    PROPERTIES

Distribution Center and Jobbing Facilities

The   Company's  principal  executive  offices  are  located   in
Rochester, New York, and occupy 22,000 square feet.

As of October 31, 1996, Hahn operated the following distribution center locations:

                        Approximate
                       Gross Ground
Location                   Level                   Type
                        Square Feet
New York                       40,000              Full-Service
  Rochester                    37,000              Direct Dist.
  Rochester-North              11,400              Direct Dist.
  Rochester-South              15,000              Direct Dist.
  Rochester-                    5,000              Direct Dist.
Merchants                       4,500              Direct Dist.
  Rochester-Greece              5,000              Direct Dist.
  Rochester-Gates              35,000              Full-Service
  Farmington                   34,500              Full-Service
  Bronx                        27,800              Full-Service
  Syracuse                      8,000              Direct Dist.
  Buffalo                      22,000              Full-Service
  Buffalo                       5,700              Accessory
  Newburgh                     12,900              Direct Dist.
  Batavia
  Albany
Ohio
  Dayton                        59,800             Full-Service
  Independence                  33,500             Full-Service
  Moraine                      312,000             Internal
                                                   Dist.
North Carolina
  Goldsboro                     39,000             Full-Service
Virginia
  Richmond                      32,700             Full-Service
  Norfolk                        6,500             Pick-Up
Maryland
  Bladensburg                   18,100             Full-Service
  Baltimore                     10,700             Pick-Up
Indiana
  Indianapolis                  13,000             Pick-Up

Pennsylvania
  Harrisburg                    14,500             Direct Dist.

The  Company  owns  the  Independence,  Ohio,  site;  leases  its
Norfolk, Virginia; Albany, New York; and Harrisburg, Pennsylvania, sites from unaffiliated parties under leases which expire in 1997, 1999, and 2000, respectively; and leases a Rochester and Buffalo direct distribution location from David Appelbaum, a Vice President of Hahn and a shareholder, which expire in September 2004. A third direct distribution location in Rochester is also leased from a partnership comprised of Mr. Appelbaum and an unaffiliated third party and expires concurrently with other leases held by Mr. Appelbaum. The
Company leases the remaining facilities from members of the Futerman family or affiliates thereof under leases which expire in December 1997, December 2001, and in one instance, January 2004. Except for the Independence, Ohio, site (which is subject to a first mortgage), none of the Company's facilities are subject to any encumbrance.

As of October 31, 1996, there were 82 Advantage Auto Stores served by Hahn's distribution centers as follows:

                         Advantage                             Advantage
Distribution Center     Auto Stores     Distribution Center       Auto
    Location              Serviced          Location             Stores
                                                                Serviced
Rochester, New York          16         Dayton, Ohio               22
Syracuse, New York           10         Goldsboro, North           7
                                        Carolina
Buffalo, New York            6          Richmond, Virginia         11
Newburgh, New York           2          Bladensburg, Maryland      6
Cleveland, Ohio              2

As of October 31, 1996, Hahn leased 78 and owned four Advantage Auto Stores sites. As of October 31, 1996, leases on 12 store sites were month-to-month, leases on 39 store sites had remaining terms of three years or less, and leases on 31 store sites had remaining terms of more than three years, excluding renewal options. Hahn leases certain of these sites from members of the Futerman family.

The Company believes that the distribution center and jobbing store leases with members of the Futerman family, taken as a whole, are no less favorable to the Company than leases which could have been obtained from third parties dealing at arm's length.

AUTOWORKS Facilities.

AUTOWORKS leases from an unaffiliated party and operates a 312,000 square foot distribution center located in Moraine, Ohio, which serves the AUTOWORKS store chain. The lease of the Moraine distribution center expires in December 1997. The Company is currently exploring alternative locations for its Moraine distribution center at the end of the current lease. The Company expects that it will be able to either renew such lease or lease alternative premises.

All but one of the AUTOWORKS stores are operated in leased facilities. The majority of leases have original lease terms ranging from five to 15 years with one to three renewal options of five years each.

The Company believes that its facilities are suitable and adequate for the operations involved and provide sufficient expansion capacity for contemplated growth.

Item 3.     LEGAL PROCEEDINGS.

The Company is involved in various claims and disputes arising in the normal course of business. The Company's management believes that it has meritorious defenses and/or insurance coverage against such matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position.

On May 31, 1995, a complaint was filed against the Company, an employee of the Company, Arvin Industries, Inc. and an employee of Arvin Industries in the U.S. District Court for the District of Maryland by AP Parts International, Inc. ("AP Parts") being Civil Action NO. DKC-95-1611. The Complaint alleged misappropriation of trade secrets by the employee of the Company (a former employee of AP Parts) and a conspiracy in restraint of trade in violation of Federal antitrust laws. The Complaint sought $3 million in damages against the Company under the trade secret claim and $3 million in damages (or $9 million when trebled as permitted under the Federal antitrust statues under the conspiracy claim). The claims arose out of a product line change over by the Company from AP Parts to Arvin. On July 22, 1996, the lawsuit was dismissed with prejudice at no expense to the Company.

On October 31, 1995 a complaint was filed against the Company by 27 employees or former employees seeking class action status in the United States District Court, Southern District of Ohio, Western Division (Case Number C-3-95-904). The complaint requests compensatory damages, liquidated damages and attorney's fees available under the Fair Labor Standards Act based on an alleged failure on the part of the Company to pay overtime wages to certain individuals believed by the Company to be exempt employees. The Company is vigorously defending this action and maintains that its conduct was appropriate and not wrongful. To that end, on September 9, 1996, the Company filed a motion for summary judgment; the plaintiff cross moved for partial summary judgment. Both motions have been fully briefed and submitted for decision by the court. While the outcome of this litigation is inherently uncertain, the Company believes that it is unlikely that any adverse verdict would have a significant financial impact on its financial condition.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of fiscal 1996 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.
                              PART II

Item  5.      MARKET FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
SECURITY HOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealer Automated Quotation System-National Market System ("NASDAQ"). Its trading symbol is HAHN. The table below shows the range of high and low actual trade prices for the Company's common stock during each quarterly period of fiscal years 1996 and 1995:

Fiscal Year Ended              Fiscal Year Ended
Sept. 30, 1996   High  Low     Sept. 30, 1995     High    Low
1st Quarter      7     5 7/16  1st Quarter        16 5/8  14 3/4

2nd Quarter      8 3/4 5 3/4   2nd Quarter        15 3/4  11 7/8

3rd Quarter      9 1/2 8 1/8   3rd Quarter        11 3/4    9 /16

4th Quarter      9 1/4 8       4th Quarter         9 3/4    6 5/8

The Company did not pay any cash dividends in fiscal years 1993 through 1996. The Company did issue a 4% stock dividend on May 1, 1995 and May 1, 1996, to holders of record on April 10, 1995 and April 10, 1996, respectively. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. Agreements with lenders prohibits the Company from paying cash dividends on its common stock, provided, however, for each fiscal year ending after September 30, 1996, the Company may distribute dividends if it is not in default and would not be put default by virtue of such dividends. The amount of the aggregate cash dividend may not exceed certain specified amounts of the Company's cumulative consolidated net income for such fiscal year.

On  December  3,  1996, there were 77 holders of  record  of  the
Company's  common stock and the Company believes there  were  863 beneficial owners.

Item 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended September 30, 1996. This table should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere herein and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Years Ended September 30,
(In thousands, except share and per
share data)


                                             1996          1995      1994 (1)
Income Statement Data:
     Net sales                              $221,371        $224,393 $215,415
     Cost of products sold                   130,435         134,981  131,494
     Gross profit                             90,936          89,412   83,921
     Selling, general and
     administrative expense                   80,928          84,123   71,838
     Depreciation and amortization             3,113           3,126    2,607
     Income from operations                    6,895           2,163    9,476
     Interest expense                        (4,408)         (4,415)  (3,171)
     Interest and service charge
     income                                      520             505      507
     Income (loss) before provision
     for income taxes                          3,007         (1,747)    6,812
     Provision for (benefit from)
     income taxes                              1,148           (370)    2,671

     Net income (loss)                        $1,859        ($1,377)   $4,141

     Net income (loss) per share (4)            $.41          $(.30)     $.96
     Weighted average shares
     outstanding (4)                       4,562,513      4,561,479 4,323,583

Pro Forma (2)  (3):
     Historical income before
     income taxes
     Pro forma adjustments other
     than income taxes
     Pro forma income before
     income taxes
     Pro forma income taxes

     Pro forma net income

     Pro forma net income
     per share (4)

     Pro forma weighted average
     shares outstanding (4)

Balance Sheet Data:
     Working capital                         $56,730         $55,729  $52,409
     Total assets                            108,958         110,480  112,542
     Long-term debt and capital
     lease obligations, excluding
     current maturities                       40,893          41,368   38,173
     Stockholders' equity                     33,499          31,640   32,973

Income Statement Data:                       1993        1992
     Net sales                              $119,074      $109,665
     Cost of products sold                    76,047        72,252
     Gross profit                             43,027        37,413
     Selling, general and
     administrative expense                   33,767        29,943
     Depreciation and amortization             1,785         1,558
     Income from operations                    7,475         5,912
     Interest expense                        (2,294)       (2,461)
     Interest and service charge
     income                                      476           491
     Income (loss) before provision
     for income taxes                          5,657         3,942
     Provision for (benefit from)
     income taxes                              1,786      --

     Net income (loss)                        $3,871        $3,942

     Net income (loss) per share (4)
     Weighted average shares
     outstanding (4)

Pro Forma (2)  (3):
     Historical income before
     income taxes                             $5,657        $3,942
     Pro forma adjustments other
     than income taxes                           208           655
     Pro forma income before
     income taxes                              5,865         4,597
     Pro forma income taxes                    2,276         1,669

     Pro forma net income                     $3,589        $2,928

     Pro forma net income
     per share (4)                              $.83          $.71

     Pro forma weighted average
     shares outstanding (4)                4,322,939     4,130,090

Balance Sheet Data:
     Working capital                         $39,560       $29,312
     Total assets                             66,486        61,298
     Long-term debt and capital
     lease obligations, excluding
     current maturities                       21,974        23,161
     Stockholders' equity                     26,548        14,409

(1) Includes the results of operations of AUTOWORKS from its date of acquisition on November 29, 1993.

(2) Assumes the following occurred on October 1, 1991: (I) the acquisition of 11 Futerman family Advantage Auto Stores purchased January 1, 1992; (ii) the acquisition of nine Futerman family Advantage Auto Stores purchased April 1, 1992; (iii) the elimination of intercompany sales between the Company and these twenty stores; (iv) the termination of arrangements with a related party partnership and the resulting net reduction of advertising expense; and (v) the sale of sufficient shares of Common Stock in the initial public offering and the application of the net proceeds therefrom to retire certain outstanding indebtedness and to pay the final S Corporation distribution.

(3) For the period prior to January 1, 1993, the Company was an S Corporation and was not subject to corporate income taxes. The pro forma net income has been computed as if the Company were subject to corporation income taxes for all periods presented, based on the tax laws in effect during the respective periods.

(4) Net income per share and weighted average shares outstanding as of September 30, 1995 and 1994 and the pro forma net income per share and pro forma weighted average shares outstanding for 1993 and 1992, have been restated to reflect 4% stock dividends to shareholders of record on April 10, 1996 and 1995. The stock dividends to shareholders of record on April 10, 1996 and 1995. The stock dividend was distributed on May 1, 1996 and 1995.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The information in this Item 7 contains forward-looking statements. The Company desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statement identifying important factors that could cause results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking" below in this Item 7.

The discussion contained in this Item 7 should be read in connection with the Selected Financial Data and the Consolidated Financial Statements and accompanying footnotes elsewhere in this Form 10-K. In all periods discussed herein, the Company's fiscal year ended on September 30.

General

During the periods discussed below, the Company's results of operations and financial condition have been affected by two acquisitions. The first acquisition occurred in November 1993 when the Company acquired the stock of AUTOWORKS for approximately $12.3 million. At the time, AUTOWORKS operated 159 retail automotive parts stores principally in the Midwest. The second acquisition occurred on September 30, 1994 when the Company acquired Meisenzahl, through a tax-free stock exchange. Meisenzahl operated three direct distribution centers in Western New York. (For a further description of the acquisitions, see Footnote 2 of the Consolidated Financial Statements.)

On October 14, 1996, the Company acquired a former customer with four direct-distribution centers which operate in the Rochester, New York area The total purchase price was $2.7 million, of which the Company paid $600,000 in cash and the balance with deferred payments. The cash portion of the purchase price was financed with borrowings under the Company's new Credit Facility described in the "Liquidity and Capital Resources" section below. These centers will be integrated into the Company's direct distribution center division.

Results of Operation

Fiscal Year 1996 Compared to Fiscal Year 1995

Net sales for fiscal 1996 declined $3.0 million, or 1.3%, from the prior fiscal year to $221.4 million. The decline is attributable to a 11.4% drop in AUTOWORKS net sales which was substantially offset by net sales increases of 33.4% at the direct distribution centers, 4.1% at the Advantage Auto Stores and 3.0% at the full-service distribution centers.

The direct distribution net sales increase resulted from the addition of two direct distribution centers since the beginning of fiscal 1995 and a 13.9% increase in comparable location sales from the previous fiscal year. Growth in Advantage Auto Stores net sales resulted from four stores opened since the beginning of fiscal 1995 (which was offset to a certain extent by four store closings during fiscal 1996) and a 3.9% comparable store sales increase. Full-service distribution center sales grew by 3.0% over fiscal 1995 as a result of additional unit sales. The AUTOWORKS sales decline is principally due to 11 net store closings and a 7.0% comparable store sales decrease (primarily as the result of increased competition in certain markets), both of which were offset to a certain extent by increased selling prices.

Gross profit for fiscal 1996 was $90.9 million, or 41.0 % of net sales, compared to $89.4 million, or 39.8% of net sales for fiscal 1995. Gross profit expressed as a percentage of net sales grew as the result of increased sales prices at AUTOWORKS, purchasing economies, and to a lesser extent, the changing sales mix (i.e., increase of Advantage Auto store sales which generally carry a higher gross margin than full-service distribution center sales).

Selling, general and administrative expense decreased $3.2 million from $84.1 million in fiscal 1995, or 37.5% of net sales, to $80.9 million, or 36.6% of net sales, in fiscal 1996. The dollar decrease is primarily attributable to reduced AUTOWORKS net sales and the Company's expense reduction program, which was partially offset by expenses incurred in the closing, relocating, remodeling and opening of AUTOWORKS and Advantage Auto Stores. The expense ratio decrease is generally attributable to the Company's expense reduction program.

The Company plans (subject to debt service and other funding needs) to open during fiscal 1997 10 AUTOWORKS stores, additional direct distribution centers and Advantage Auto Stores where there are opportunities in geographical areas in which the Company operates. Although the Company expects to incur additional expense related to these additions, such costs are not expected to have any significant impact on the overall company. Any costs associated with the additions are expected to be equaled or exceeded within the year by the increased gross profit generated from sales of these new locations.

Depreciation and amortization expense decreased $13,000 for fiscal 1996 from the previous fiscal year. This decrease is attributable to the Company's increased use of operating leases for replacements of fixed assets, such as vehicles and computers; the use of operating leases has resulted from the annual capital expenditure limitation imposed by the Company's new Credit Facility discussed under the "Liquidity and Capital Resources" heading below. The Company expects this trend to continue in fiscal 1997 and result in additional selling, general and administrative expenses; however, these expenses should be offset to a certain extent by a decrease in depreciation expense.

Income from operations for fiscal 1996 increased $4.7 million from $2.2 million, or 1.0% of net sales in fiscal 1995, to $6.9 million, or 3.1 % of net sales in fiscal 1996. On a segment basis, the Company's wholesale business (i.e., full-service distribution centers, direct distribution centers and Advantage Auto Stores) had an operating profit of $8.8 million, while the retail business (i.e., AUTOWORKS) had an operating loss of $1.9 million. Wholesale operating profits dropped $1 million primarily as a result of increased corporate expenses and the expiration of incentive programs for newly opened direct distribution centers; retail operating losses decreased by $5.7 million as a result of the factors discussed above, including the AUTOWORKS re-engineering plan.

Interest expense was $4.4 million for both fiscal years. Average borrowings outstanding under the Company's revolving credit facility were slightly lower in fiscal 1996; this was offset by slightly higher interest rates during the fourth quarter of fiscal 1996. As discussed under "Liquidity and Capital Resources" below, the rates for the new revolving credit facility vary according to Company's debt coverage ratio. Interest expense for fiscal 1997 is expected to increase next year as a result of higher rates and increased borrowings.

Income taxes for fiscal 1996 were $1.1 million compared to a benefit of $370,000 for fiscal 1995. The unusual relationship between the tax expense for 1996 and the tax refund for 1995 is due to taxes being payable in certain states despite the Company's net loss for fiscal 1995.

As a result of the factors discussed above, for fiscal 1996, the Company had a net profit of $1.9 million, or $.41 per share, which compares favorably to the last fiscal year's net loss of $1.4 million, or $.30 per share. Earnings per share and weighted average of shares outstanding as of September 30, 1995 and 1994, and for each of the quarters presented, have been restated to reflect the 4 % stock dividends to shareholders of record on April 10, 1995 and 1996. This dividend was distributed on May 1 of both years.

Fiscal Year 1995 Compared to Fiscal Year 1994

Net sales for fiscal 1995 increased $9.0 million or 4.2% over the prior fiscal year to $224.4 million. The increase is primarily attributable to the $10.4 million of net sales added by five direct distribution centers acquired or opened during the fiscal year, with the balance resulting from a 1.2% increase in AUTOWORKS store sales and a 2.5% increase in Advantage Auto Store sales. These increases were offset by a 5.6% drop in full-service distribution centers sales, which resulted mainly from the loss of Meisenzahl sales after the Company acquired the former customer.

AUTOWORKS sales increased on a year-over-year basis solely as the result of AUTOWORKS being operated for the entire year, rather than only 10 months as occurred in fiscal 1994. On an annualized basis, AUTOWORKS sales dropped by 15.7% from fiscal 1994, primarily as the result of 14 net store closings, increased competition in certain markets and the dramatic swing from the harsh 1993-94 winter to the mild 1994-95 winter. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while mild weather tends to depress sales.

Gross profit for fiscal 1995 was $89.4 million, or 39.8% of net sales, compared with $83.9 million or 39.0% of net sales for fiscal 1994. The dollar increase is attributable to the overall net sales increase discussed above, while both the dollar and the percentage increases are due to the change in sales mix (i.e., the addition of higher margin sales from the direct distribution centers and the Advantage Auto Stores) and purchasing economies achieved with the AUTOWORKS and Meisenzahl acquisitions.

Selling, general and administrative expenses increased $12.3 million from $71.8 million in fiscal 1994, or 33.3% of net sales to $84.1 million, or 37.5% of net sales in fiscal 1995. The dollar increase resulted from the five new direct distribution centers, while the percentage increase is primarily due to the addition of operations with higher expense ratios (including AUTOWORKS for the full fiscal year). The increases are also due to one-time charges incurred with closing, opening, relocating, and remodeling AUTOWORKS stores.

Depreciation and amortization expense increased $519,000 from $2.6 million in fiscal 1994 to $3.1 million in fiscal 1995. This increase is due to the addition of fixed assets from the AUTOWORKS and Meisenzahl acquisitions. AUTOWORKS' fixed assets and corresponding depreciation were present for the entire 1995 fiscal year compared to 10 months for fiscal 1994. The Meisenzahl fixed assets and corresponding depreciation were not present during fiscal 1994.

Income from operations decreased to $2.2 million for fiscal 1995 or 1.0% of net sales from $9.5 million for fiscal 1994 or 4.4% of net sales. On a segment basis, the wholesale business had income from operations of $9.8 million and the retail business incurred a loss from operations of $7.6 million.

Interest expense increased $1.2 million from $3.2 million in fiscal 1994 to $4.4 million in fiscal 1995. The higher interest expense resulted from Meisenzahl's $2.5 million of debt, carrying the AUTOWORKS $13 million acquisition debt for an entire fiscal year (compared to 10 months during the last fiscal year), higher average borrowings outstanding under the revolving credit facility and generally higher interest rates.

The net loss of $1.4 million for fiscal 1995 (or $.30 per share) compared unfavorably to a net profit of $4.1 million for fiscal 1994 (or $.96 per share). The fiscal 1995 net loss is due to the factors discussed above. Earnings per share and weighted average shares outstanding as of September 30, 1994 and 1993, and for each of the quarters presented, have been restated to reflect a 4% stock dividend to shareholders of record on April 10, 1995. This stock dividend was distributed on May 1, 1995.

Fiscal Year 1994 Compared to Fiscal Year 1993

Fiscal 1994's net sales of $215.4 million were significantly higher than fiscal 1993 net sales of $119.0 million. Of this increase, approximately $92.5 million is attributable to the 159 AUTOWORKS stores acquired on November 29, 1993, $3.0 million to Advantage Auto Stores and the remaining $.9 million to full service distribution centers. Sales increases at both the jobbing stores and the full service distribution centers arose principally from increased unit sales. At the distribution center level, sales increases were offset, in part, by the conversion of the Company's Baltimore facility from a full-service distribution center to a pick-up distribution center early in fiscal 1994 and the discontinuance of the Company's battery distribution centers in the third quarter of fiscal 1994.

During fiscal 1994, gross profit increased $40.9 million, or 95%, from $43 million in the previous fiscal year to $83.9 million in fiscal 1994. Gross profit expressed as a percentage of net sales grew from 36.1% in the previous fiscal year to 39.0% for fiscal 1994. The addition of AUTOWORKS during fiscal 1994 contributed significantly to this increase, both in terms of dollars and gross profit percentage. AUTOWORKS retail store sales generally carry a higher gross profit percentage than full service distribution center sales. To a lesser extent, the gross profit improvement resulted from actions taken by management using increased purchasing power that resulted from the AUTOWORKS acquisition, to reduce overall costs of merchandise from suppliers.

Selling, general, and administrative expenses increased $38.1 million to $71.8 million in the 1994 fiscal year, and increased to 33.3% of net sales during fiscal 1994 in comparison to 28.4% for the previous fiscal year. These increases are primarily attributable to the addition of AUTOWORKS sales, which have higher expense ratios.

Depreciation and amortization increased 46.1% from the 1993 fiscal year to $2.6 million in the 1994 fiscal year. This increase was primarily caused by the AUTOWORKS acquisition and, to some extent, the increasing costs of replacing delivery vehicles for the Advantage Auto Stores and the full service distribution centers.

Income from operations was $9.5 million or 4.4% of net sales for fiscal 1994, compared to $7.5 million, or 6.3% of net sales for the prior fiscal year. Although profitable in fiscal 1994, as a percentage of net sales, AUTOWORKS had a dilutive effect on operating income. Of the $9.5 million of operating income, the wholesale business contributed $8.4 million, or 6.9% of net sales and the retail business contributed $1.1 million, or 1.1% of net sales.

Interest expense increased from $2.3 million in fiscal 1993 to $3.2 million in fiscal 1994. This increase results primarily from additional financing incurred to acquire and operate AUTOWORKS and to a lesser extent, the increases in interest rates during the last half of the fiscal year.

Net income increased $552,000 or 15.4% from $3.6 million of pro forma net income in fiscal 1993 to $4.1 million in fiscal 1994. This increase resulted from the factors discussed above.
Liquidity and Capital Resources

During fiscal 1996, operating activities generated net cash of $3.1 million, resulting from net earnings adjusted for non-cash items (including depreciation and bad debt) of $5.9 million being reduced by an increase in long-term notes receivable and other deferred assets. The increase in long-term receivables and other deferred assets resulted primarily from Hahn's investment in the "Pinros" Automotive Spare Parts joint venture and certain financing costs.

For fiscal 1995, operating activities consumed $2.5 million of net cash, principally resulting from a $3.3 million increase in the Company's working capital from the previous fiscal year end, which was partially offset by net earnings adjusted for non-cash items of $2.7 million. Increases in working capital resulted mainly from the AUTOWORKS and Meisenzahl acquisition and the opening of three new direct distribution centers since the beginning of fiscal 1995, all of which was offset by moderate inventory and accounts receivables reductions and accounts payables increases during the fourth quarter of fiscal 1995.

In fiscal 1994, operating activities used $2.2 million of net cash, reflecting primarily a $12 million payment to AUTOWORKS vendors in connection with the termination of an extended payment program, which was partially offset by net earnings adjusted for non-cash items of $7.6 million. As of the 1994 fiscal year end, working capital increased $12 million due almost entirely to the AUTOWORKS and Meisenzahl acquisitions.

Investing activities consist mainly of routine capital expenditures for delivery vehicles, computer equipment and store and warehouse fixtures, and periodically, for distribution center, jobbing store and other acquisitions. Capital expenditures were $1.5 million, $2.6 million, and $2.9 million (excluding the AUTOWORKS acquisition) in each of the last three fiscal years. During fiscal 1994, the Company invested $10.8 million (net of cash acquired) in the acquisition of AUTOWORKS. This acquisition lead to a slight increases in routine capital expenditures during fiscal 1994. In the absence of additional acquisitions, the Company anticipates capital expenditures during fiscal 1997 to be $1.5 million together with the purchase incurred in the acquisition of the four direct distribution centers discussed above under the heading "General."

Financing activities for fiscal 1996 consumed $1.9 million of net cash and, for fiscal 1995 and 1994 provided $5.0 million and $15.8 million of cash, respectively. Funds consumed during fiscal 1996 generally reflect the paydown of long term debt which was partially offset by net borrowings on the Company's revolving credit facility and the Futermans' subordinated debt, referred to below. Funds from financing activities generally represent net borrowings under the Company's revolving credit facility and are used to finance working capital growth, capital expenditures and payments due under the Company's 10 1/4% senior secured notes and capital leases. In fiscal 1994, the Company obtained a $13 million term loan to fund the AUTOWORKS acquisition; the Company refinanced this term loan with proceeds from the Company's new Credit Facility described below. During fiscal 1994, the Company funded the acquisition of new computer hardware and software for AUTOWORKS through a five-year operating lease with monthly payments of $54,750 each; the operating lease is cross-defaulted to the Company's Credit Facility.

The Company expects in the future to make small strategic acquisitions and during fiscal 1997 to open new direct distribution centers (in addition to the four direct distribution centers acquired in October 1996), Advantage Auto Stores and 10 new AUTOWORKS stores, in each case to the extent that its debt service and other funding needs permit. The Company's ability to continue to open new direct-distribution centers will depend on the Company's ability to negotiate extended payment terms from vendors, which initially minimizes additional working capital requirements. The Company believes that it will be able to continue to obtain such financing, but there is no assurance of this. The Company plans to continue implementing the AUTOWORKS re-engineering plan, which includes increasing the number of SKUs maintained at, or available to, each AUTOWORKS store, improving inventory management, marketing and merchandising strategies and opening, closing and/or relocating non-performing stores. This initiative will require additional working capital and capital expenditures and is subject to the Company's debt service and other funding needs.
On June 30, 1996, the Company, its operating subsidiaries, and a lending syndicate (the "Syndicate Banks") led by Fleet Bank ("Fleet") entered into a new Credit Facility Agreement ("Credit Facility"), the proceeds of which were used to refinance the existing bank debt of the Company and its subsidiaries. The Credit Facility provides for a $47.5 million (subject to a borrowing base formula) revolving credit facility which matures in June 1999. As of December 13, 1996, the Company had outstanding loans of $40.0 million, leaving availability of $7.5 million under the Credit
Facility. Loans made pursuant to the Credit Facility accrue interest at a variable rate. (See Note 4 to Consolidated Financial Statements). During fiscal 1996, the Company entered into an interest rate cap agreement to hedge interest costs and risks associated with variable interest rates. The agreement covers 50% of the maximum borrowings under the Credit Facility and establishes a maximum prime rate of 8.5% for prime-rate borrowings, making the variable prime-rate borrowings fixed rate debt subject to adjustment based on the Company's debt coverage ratios. The aggregate notional principal amount covered by the agreement is $23.8 million, all of which matures simultaneously with the maturity of borrowings under the Credit Facility. The agreement's counterparty is one of the Syndicate Banks and a credit loss from the counterparty nonperformance is not expected.

The Company's obligations under the Credit Facility are secured by substantially all of the assets of the Company and its
subsidiaries.   The  Company and its subsidiaries  are  subject  to
customary secured lending covenants, including restrictions on additional liens, additional indebtedness, sale of assets, payment of dividends, affiliate transactions, certain loans, investments, acquisitions and fundamentals corporate changes (including changes to the Futerman's stockholdings that would result in the Futermans no longer having effective voting control over the Company). The Company and its subsidiaries are also required to comply with certain financial covenants, including: current ratio, fixed charges ratio, funded debt ratio, tangible net worth, capital expenditures, and collateral coverage ratio. The most restrictive covenants contained in the Credit Facility include the Company's obligation to maintain a fixed-charge ratio of not less than 1.0 to
1.0 at the last day of each fiscal quarter for the most recent four
(4) quarter periods and a collateral coverage ratio of 1.1 to 1.0 at the last day of each fiscal quarter. In addition, the Credit Facility's prohibition on incurring capital expenditures beyond $1.5 million (plus a percentage of the previous year's cash flow) annually is generally below the Company's average annual expenditures for fixed asset replacements for the two fiscal years preceding the new Credit Facility and will require the Company to replace certain capital assets with operating leases. In addition, the Credit Facility's capital expenditure limitation effectively precludes the Company from making future acquisitions without the consent of the Syndicate Banks.

In connection with the Company's new Credit Facility, the Company repaid and refinanced the $2.5 million of loans advanced to it by Michael Futerman and Eli Futerman in February 1996. The Company repaid $350,000 of this debt and exchanged five (5) year subordinated notes with the Futermans for the demand notes representing the remaining $2,150,000 principal balance. The Futermans' subordinated notes bear interest at the rate of 12% per annum. Interest is payable monthly. The notes are redeemable at the option of the Company, in whole or in part, at any time, subject to a Subordination Agreement with the Syndicate Banks. The notes are payable in 50 equal monthly principal payments which commence on January 1, 1997, and continue through and including
February 1, 2001. In the event that the Company at any time has net income of $4,141,000 or greater, then, in such event, the Company must prepay principal on the notes in the aggregate amount equal to 19.186% of its net income above and beyond such net income amount, provided that the Company is not in default under the Credit Facility and such payment does not result in the Company defaulting thereunder. The Futermans' subordinate notes are unsecured and subordinated to all of the Company's indebtedness to the Syndicate Banks.

The Company expects to incur additional interest expense during fiscal 1997 as a result of higher interest rates under the new Credit Facility and the borrowings from the Futermans.

During the fourth quarter of fiscal 1996, the Company reported that it may record a charge against earnings to establish a reserve for costs incurred in the future for certain leases assigned by AUTOWORKS to a third party prior to the Company's acquisition of AUTOWORKS. The third party assignee of the leases filed for protection under the bankruptcy law and has rejected a number of the assigned leases. As a result, certain landlords have asserted claims against AUTOWORKS for remaining rents and charges due under the assigned leases. AUTOWORKS intends to oppose such claims where defenses exist. The Company is currently negotiating a settlement with AUTOWORKS former owner, which would result in a disproportionate sharing by AUTOWORKS and its former owners for liability resulting from the assigned leases. To the extent that AUTOWORKS has legal liability to the landlords, it will attempt to mitigate such liability through the use or reletting of the leased property or by other means. The Company has not established a reserve for the expenses which it anticipates incurring in connection with these leases as it believes existing separate reserves are sufficient. The statements in this paragraph are forward-looking and, therefore, are subject to certain risks and uncertainties, including, among others: the conclusion of settlement negotiations with AUTOWORKS' former owner on terms acceptable to the Company; the rejection of additional leases; the Company's ability to successfully oppose or compromise claims made by landlords under the assigned leases; the Company's ability to successfully use or relet the property covered by the assigned leases; the rate at which the Company relets such property; and the ability of the Company to succeed in mitigating or offsetting the liability by any other means which may be available.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. The Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures, continue implementation of AUTOWORKS operational and organizational changes and to meet its other short-term and longer-term liquidity needs, except for repaying in full borrowings to the Syndicate Banks on the maturity of the Credit Facility. The Company currently does not expect to generate cash flow sufficient to fund the repayment of borrowings due under the Credit Facility upon its maturity in June 1999 and accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

Recent Accounting Pronouncements

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123") was issued. SFAS 123 encourages companies to adopt a fair value based method of accounting for stock-based compensation plans in place of the intrinsic value based method provided for by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Companies which continue to apply the provisions of APB 25 must make pro forma disclosures in the notes to their financial statements of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has not yet made an election of which method will be followed for fiscal 1997; the Company does not believe that the election, when made, will have a significant impact on the Company's results of operations or financial condition.

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset be Disposed Of"(SFAS 121) was issued. SFAS 121 establishes accounting standards for the recognition of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, or to be disposed of. The Company does not believe the adoption of SFAS 121 in fiscal year 1997 will have a significant impact on the Company's results of operations or financial conditions.

Inflation

The Company does not believe that its operations have been materially affected by inflation. In general, the Company has been able to pass on to its customers any increases in the cost of its inventory.


Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.
            ________________________________________

   IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K which are not historical facts, including but not limited to (i) the realization of continued benefits from the AUTOWORKS re-engineering plan, (ii) anticipated trends in the Company's business and the automotive replacement parts industry, (iii) the sufficiency of cash to fund the Company's debt service requirements and working capital needs and (iv) the statements found under the captions "Results of Operation" and "Liquidity and Capital Resources" above, are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended; such statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. The actual results of the future events described in the forward-looking statements in this Form 10-K could materially differ from those contemplated in the forward-looking statements in
this  Form  10-K.   In addition to the risks and  uncertainties  of
ordinary business operations, some of the factors that could cause actual results to differ materially are the risks and uncertainties
(i) discussed herein, (ii) contained in the Company's other public reports and filings and public statements from time to time and
(iii) set forth below:

1. The Company operates in a highly competitive environment and its dollar sales and unit volume could be negatively affected by its ability to maintain or increase prices, changes in sales mix and changes in the demand for automotive products and changes in the automotive replacement parts industry generally, including pricing and other changes by the Company's competitors. The Company competes directly and indirectly with numerous distributors, retailers and manufacturers of automotive aftermarket products, some of which distribute in channels that may be expanding in terms of market share relative to the channels in which the Company distributes its products. In addition, some of the Company's current and potential competitors are larger, have greater financial resources, and are less leveraged than the Company. Furthermore, particularly in light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associated jobber customers and otherwise take advantage of consolidation opportunities and other trends.

2. The Company's financial performance is subject to and could be negatively impacted by changes in economic conditions, vehicle quality, new parts warranties and maintenance, vehicle scrappage rates and weather conditions, which can cause seasonal variations in the Company's results of operations. The occurrence of violent weather or mild weather may result in significant fluctuations in results. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales.

3. The Company's AUTOWORKS retail division is currently undergoing a re-engineering effort involving a number of actions discussed elsewhere herein. The cost of continuing this program (including the cost of terminating leases at non-performing locations and/or subleasing such properties, the magnitude of the Company's employee severance obligations, personnel changes and advertising and promotional expenditures) could exceed the Company's expectations and negatively impact the Company's financial performance. In addition, as part of the re-engineering plan, the Company is continuing to evaluate the AUTOWORKS business processes and organization structure in an effort to maintain or improve its competitive position which may result in changes to the AUTOWORKS business which are not currently contemplated. Such responses could result in additional expenses and/or unusual items.

4. The Company's continued growth and financial performance depends, in part, on the Company's ability to secure the consent of the Syndicate Banks to future acquisitions and the Company's ability to conclude such acquisitions on favorable terms and to enhance those acquisitions and integrate them into its operations. Full realization of the potential benefits of any significant acquisition will be dependent upon a variety of factors, including
(i) retention of substantial portion of sales, (ii) achieving sales volumes sufficient to utilize reductions in cost of goods sold (as a percentage of net sales), (iii) achieving significant reduction in selling, general and administrative expenses by, among other things, consolidating redundant operating and administrative facilities and closure of non-performing facilities, (iv) obtaining deferred payment terms and other changeover incentives from suppliers. There can be no assurance as to the extent to which any such benefits may be realized from any acquisitions or the timing of any such realization. Failure to achieve a substantial portion of such potential benefits within time frames anticipated by the Company could materially and adversely affect the Company's future results of operations and financial position.



Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The   financial  statements  and  supplementary  financial   data
required by this Item 8 are listed at Part IV, Item 14 and are filed herewith immediately following the signature page hereto.


Item  9.      CHANGES  IN AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.


                              PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this Item 10 shall be included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 1997, and the appropriate information therefrom is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION.

The information required under this Item 11 shall be included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 1997, and the appropriate information therefrom is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information required under this Item 12 shall be included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 1997, and the appropriate information therefrom is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item 13 shall be included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 1997, and the appropriate information therefrom is incorporated herein by reference.

                             PART IV

Item  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
ON FORM 8-K.

(a)    List of documents filed.

 (1)   Financial Statements:

          Report of Independent Accountants

          Balance Sheets at September 30, 1996, and 1995

          Statements of Operations for the Years Ended
          September 30, 1996, 1995 and 1994

          Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995
          and 1994

          Statements of Cash Flows for the Years Ended
          September 30, 1996, 1995 and 1994

          Notes to Financial Statements

(2)    Financial Statement Schedules

          Report of Independent Accountants on Financial
          Statement Schedule

          Schedule II    Valuation    and   Qualifying    Account
                         Reserves  for the Years Ended  September
                         30, 1996, 1995 and 1994
 (3)   Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HAHN AUTOMOTIVE WAREHOUSE, INC.


Date: December 26, 1996    By: S//Michael Futerman
                           Michael Futerman, Chief
                           Executive Officer
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: December 26, 1996    S//Michael Futerman
                           Michael Futerman, Director

Date: December 26, 1996    S//Eli N. Futerman
                           Eli N. Futerman, Director

Date: December 26, 1996    S//Albert J. Van Erp
                           Albert J. Van Erp, Principal
                           Financial Officer and Principal
                           Accounting Officer

Date: December 26, 1996    *Daniel J. Chessin
                           Daniel J. Chessin, Director

Date: December 26, 1996    *Ira D. Jevotovsky
                           Ira D. Jevotovsky, Director

Date: December 26, 1996    *Stephen B. Ashley
                           Stephen B. Ashley, Director

Date: December 26, 1996    *Gordon E. Forth
                           Gordon E. Forth, Director

Date: December 26, 1996    *Robert I. Israel
                           Robert I. Israel, Director

Date: December 26, 1996    *E. Philip Saunders
                           E. Philip Saunders, Director

* By: S//Eli N. Futerman
       Eli N. Futerman, Attorney-in-Fact






                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.





                 FINANCIAL STATEMENTS AND SCHEDULES

                         September 30, 1996





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934






                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.


Hahn Automotive Warehouse, Inc. and Subsidiaries
Index To Consolidated Financial Statements
September 30, 1996





     Report of Independent Accountants

     Consolidated Balance Sheets at September 30, 1996 and 1995

     Consolidated Statements of Operations for the Years Ended
     September 30, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements
     Report of Independent Accountants on Financial
     Statement Schedules

     Schedule II - Valuation and Qualifying Account Reserves

Report of Independent Accountants




To the Board of Directors and Shareholders of Hahn Automotive
Warehouse, Inc. and Subsidiaries



We have audited the consolidated balance sheets of Hahn Automotive Warehouse, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hahn Automotive Warehouse, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                              By:  S//Coopers & Lybrand, L.L.P.



Rochester,  New York
November 25, 1996

Hahn Automotive Warehouse, Inc. and
Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)


                                             September
                                                30,
                                                1996       1995
Current Assets:
Cash                                               $199      $205
Trade receivables, net of allowance for
doubtful accounts of $2,694 in 1996 and
$2,678 in 1995                                   17,575    17,919
Inventory                                        70,914    72,156
Other current assets                              2,608     2,921
Total current assets                             91,296    93,201

Property, equipment and leasehold                13,362    15,269
improvements, net
Other assets                                      4,300     2,010

                                               $108,958  $110,480

Liabilities and Stockholders' Equity

Current Liabilities:
Current portion of long-term debt and
capital lease obligations                        $3,389    $6,881
Notes payable-officers and affiliates             2,560       500
Accounts payable                                 19,452    23,020
Compensation related liabilities                  3,274     3,139
Other accrued expenses                            5,891     3,932
Total current liabilities                        34,566    37,472

Long-term debt                                   40,443    40,476
Capital lease obligations                           450       892

Stockholders' equity:
Common stock (par value $.01 per share;
authorized 20,000,000 shares; issued and
outstanding 4,562,513 in 1996 and 4,387,032
in 1995)                                             46        44
Additional paid-in capital                       24,607    23,161
Retained earnings                                 8,846     8,435
Total stockholders' equity                       33,499    31,640

                                               $108,958  $110,480


The accompanying notes are an integral
part of the financial statements.

Hahn Automotive Warehouse, Inc.
and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and
per share data)
                                       For the Years
                                           Ended
                                         September 30,
                                           1996           1995          1994
Net sales                               $221,371      $224,393       $215,415

Cost of product sold                     130,435       134,981        131,494

Gross profit                              90,936        89,412         83,921

Selling, general and
administrative expense                    80,928        84,123         71,838

Depreciation and amortization              3,113         3,126          2,607

Income from operations                     6,895         2,163          9,476

Interest expense                          (4,408)       (4,415)        (3,171)

Interest and service charge income           520           505            507

Income (loss) before provision
for income taxes                           3,007        (1,747)          6,812

Provision for (benefit from)
income taxes                               1,148          (370)          2,671

Net income (loss)                         $1,859       ($1,377)         $4,141

Net income (loss) per share                 $.41         $(.30)           $.96

Weighted average
shares outstanding                      4,562,513     4,561,479      4,323,583

The accompanying notes are an
integral part of the
financial statements.

Hahn Automotive Warehouse, Inc. and
Subsidiaries
Consolidated Statements of Changes
in Stockholders' Equity
(In thousands, except share and per
share data)
                                          Total           Additional                Total
                                        Common Stock        Paid-In   Retained   Shareholder'
                                       Shares    Amount     Capital   Earnings      Equity
Balance at September 30, 1993         3,996,800     $40     $18,918   $7,590      $26,548

Net income                                --      --        --         4,141        4,141

Issuance of common stock                217,500       2       2,282    --           2,284

Balance at September 30, 1994         4,214,300      42      21,200   11,731       32,973

Net loss                                  --      --        --       (1,377)      (1,377)

Stock options exercised                   4,000   --             44    --              44

Stock dividend                          168,732       2       1,917  (1,919)      --

Balance at September 30, 1995         4,387,032      44      23,161    8,435       31,640

Net income                                --      --        --         1,859        1,859

Stock dividend                          175,481       2       1,446  (1,448)      --

Balance at September 30, 1996         4,562,513     $46     $24,607   $8,846      $33,499



The accompanying notes are an
integral part of the financial
statements.


Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

                                                    For the
                                                     years
                                                     ended
                                                    September 30,
                                                      1996      1995     1994
Cash flows from operating activities:
Net income (loss)                                     $1,859  ($1,377)   $4,141
Items to reconcile net income to cash used in
operating activities:

Depreciation and amortization                          3,113     3,126    2,607
Provision for doubtful accounts                          897       980      874
Change in assets and liabilities:
     Trade receivables                                 (553)   (1,358)      754
     Inventory                                         1,242     1,811      586
     Other assets                                    (2,009)     (899)  (6,372)
     Accounts payable and other accruals             (1,474)   (4,831)  (4,755)

Net cash provided by (used in) operating activities    3,075   (2,548)  (2,165)

Cash flows from investing activities:
Additions to property, equipment and leasehold
     improvements, net                               (1,174)   (2,551)  (2,892)
Payment for acquisitions, net of cash acquired         --        --    (10,756)

Net cash provided by (used in)
     investing activities                            (1,174)   (2,551) (13,648)

Cash flows from financing activities:
Net borrowings under line of credit                    1,276     8,031    4,879
Proceeds from long-term debt and demand notes          --          842   14,146
Proceeds from notes payable - officers and             2,150     --       --
affiliates
Payment of long-term debt and demand notes           (4,765)   (3,374)  (2,775)
Payment of notes payable - officers and affiliates      (90)      (82)     (74)
Payment of capital lease obligations                   (478)     (461)    (327)
Issuance of common stock                               --           44    --
Net cash provided by (used in)
     financing activities                            (1,907)     5,000   15,849


Net increase (decrease) in cash                          (6)      (99)       36

Cash at beginning of year                                205       304      268

Cash at end of year                                     $199      $205     $304

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                         $4,467    $4,413   $3,100
     Income taxes                                     $1,580    $2,018   $2,114

Supplemental disclosure of non-cash investing
activities:
Issuance of 217,500 shares of common stock for all
     outstanding shares of stock of Meisenzahl Auto
     Parts, Inc. and Regional Parts, Inc.              --        --      $2,284

Supplemental disclosure of non-cash financing
activities:
Issuance of 175,481 and 168,732 shares of common
     stock in conjunction with the 4% stock           $1,448    $1,919    --
dividend


The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Accounting Policies

Principles of Consolidation

The  consolidated financial statements include  the  accounts  of
Hahn  Automotive  Warehouse, Inc. (Company) and its  wholly-owned
subsidiaries.   All  significant intercompany  transactions  have
been eliminated.

Inventory

Inventory consists primarily of automotive replacement parts and accessories and is stated at the lower of cost, on a last-in, first-out (LIFO) basis, or market. The replacement cost of the inventory exceeded the LIFO value by approximately $4,284 and $4,364 at September 30, 1996 and 1995, respectively.

Property, Equipment and Leasehold Improvements

Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts.

Assets Under Capital Leases

Leases which meet the capital lease criteria of Statement of Financial Standards No. 13, "Accounting for Leases", are recorded as assets and obligations at the lesser of the present value of future rental payments or the fair market value of the leased property at the inception of the lease. Amortization of capitalized leased property has been provided using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition

The Company recognizes revenue upon shipment of product.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred and were approximately $1,930, $2,072 and $1,744 for the years ended September 30, 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. This statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Net Income Per Share

Net income per share is computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of the stock options under the "treasury stock" method are not considered since the effect would be insignificant.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    Current Assets and Liabilities - The carrying amount of cash and equivalents, other assets and accrued liabilities approximate fair value because of the short maturity of those instruments.

      Long-Term Debt - The carrying value of the Company's long-term debt approximates fair value at the balance sheet date.

Concentration of Credit Risk

The Company provides credit, in the normal course of business, to jobber facilities in the automotive aftermarket. The Company's customers are not concentrated in any one geographic region nor does any single customer account for a significant amount of sales or accounts receivable. The Company performs credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (FAS
123), which will be effective for the Company's 1997 fiscal year. FAS 123 establishes accounting and reporting standards for stock-based employee compensation plan utilizing a fair value based methodology. All entities are encouraged to adopt these standards but are allowed to continue using APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). However, those electing to remain under APB 25 must make pro forma disclosures of net income and earnings per share, as if FAS 123 had been adopted. The Company has not made an election at this time.


2.   Acquisitions

On November 29, 1993, the Company completed its acquisition of the shares of AUTOWORKS Holdings, Inc. (AUTOWORKS), a retail chain of auto parts stores, for a cash purchase price of approximately $12,300. The acquisition has been accounted for by the purchase method of accounting and the operating results of AUTOWORKS are included in the Company's financial statements from the date of acquisition. The cost of the acquisition has been allocated to the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in no goodwill.

On September 30, 1994, the Company acquired two smaller companies, Meisenzahl Auto Parts, Inc. and Regional Parts, Inc. for 217,500 shares of the Company's common stock. The acquisitions have been accounted for by the purchase method of accounting. The operating results of these companies are included in the Company's financial statements beginning October 1, 1994.


3.   Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:



                                              September 30,        Useful Lives
                                          1996           1995          (Years)
Land                                             $335           $335       --
Buildings                                       1,690          1,690      10-30
    Buildings under                             3,487          3,136      10-20
        capitalized leases
    Leasehold improvements                      4,554          4,596       10
        Computer equipment                      2,631          2,740        6
    Furniture and fixtures                     10,327          9,826        8
Vehicles                                        3,733          4,028       4-5
                                               26,757         26,351
    Less: Accumulated depreciation
          and amortization                     13,395         11,082

                                              $13,362        $15,269

Depreciation  and  amortization  expense  related  to   property,
equipment   and  leasehold  improvements  for  the  years   ended
September  30,  1996,  1995  and 1994 was  approximately  $3,081,
$3,136   and   $2,762,  respectively.   Included  in  accumulated
depreciation and amortization at September 30, 1996 and 1995  was approximately  $2,909  and  $2,564 respectively,  of  accumulated amortization on the capital leases.

4.   Long-Term Debt

Long-term debt includes the following:


                            September 30,
                            1996     1995
Revolving line of credit   $36,000  $21,724
Term loan                    --      13,000
Senior secured notes         6,400    8,550
Other                          990    3,605
                            43,390   46,879
Less: Current portion        2,947    6,403

                           $40,443  $40,476

Effective June 26, 1996, the Company replaced the Amended and Restated Credit Facility Agreement (Prior Credit Agreement) dated September 30, 1994 with the Credit Facility Agreement (Credit Agreement) with a group of banks. The Credit Agreement, which expires June 26, 1999, provides for a revolving line of credit and a swing line of credit with maximum availabilities of $47,500 and $2,000, respectively. The $13,000 outstanding as a term loan under the Prior Credit Agreement is now included in the revolving line of credit under the Credit Agreement. Interest is payable at LIBOR plus 1.125% to 2.25% and prime plus 0% to 1% for the revolving line of credit and swing line of credit, respectively. The exact rate is dependent upon the Company's financial performance. LIBOR and prime were 6% and 8.25%, respectively, at September 30, 1996.

The Senior Secured Notes are due June 15, 1999 and require single annual sinking fund payments of $2,150 with a final payment of $2,100 due June 15, 1999. The Senior Secured Notes may be prepaid, subject to a prepayment penalty. Interest at 10.25% is payable semi-annually in June and December.

As of September 30, 1995 the Company had failed to meet its cash flow coverage covenant under the Prior Credit Agreement. The Company was required to obtain waivers or receive additional proceeds to avoid default. On December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal shareholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4,000 on terms and conditions to be negotiated with, but ultimately determined by the Special Committee. As a result, the Company executed promissory notes (Notes) with the President of the Company and the Chief Executive Officer, on January 24 and February 1, 1996, respectively, in the aggregate amount of $2,150. This amount represents the annual sinking fund payment for the Senior Secured Notes for the year ended September 30, 1996. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001.

The Credit Agreement and Senior Secured Notes are collateralized by substantially all of the Company's assets and contain covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, and investments, and on dividends, stock purchases and other payments
in accordance  with  capital  stock  and  cash  flow   coverage
requirements. At September 30, 1996, the Company was in compliance with all covenants under the Credit Agreement and Senior Secured Notes agreement.

Upon the failure of the Company to comply with any covenant contained in the Credit Agreement or upon the occurrence of an event of default, the rate of interest may be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance or default. Such increased rate is to remain in effect, through and including the end of the fiscal quarter in which such failure of compliance is remedied and the Borrower is in compliance with the covenant, whereby in the case of an event of default, such increased rate is to remain in effect through payment in full of all obligations and cancellation of further commitments to lend under the Credit Agreement, or written waiver of such event of default by the Bank, whichever is earlier.

Annual maturities of long-term debt for subsequent fiscal years are:


   1997                           $2,947
   1998                            2,309
   1999                           38,134

5.   Commitments and Contingencies

Leases
The  Company  leases  certain warehouse facilities  from  related
parties.   The leases, which meet the requirements of  a  capital
lease  under  Financial Accounting Standards Board Statement  No.
13, range from a term of ten years to twenty years.

The Company also leases warehouse, jobber and retail facilities under noncancelable operating lease agreements, which expire through 2004. Certain of the leases are of facilities owned by related parties. Most of these operating leases include provisions for rent escalations and increases in operating expenses (real estate taxes, insurance and maintenance). Rent expense related to all facility operating leases totaled approximately $9,326, $9,101 and $7,519 which included approximately $1,914, $1,200 and $967 of payments to the related parties for the years ended September 30, 1996, 1995 and 1994, respectively.

In addition, the Company leases various equipment under noncancelable operating lease agreements, some of which are with related parties, expiring through 2001. Rent expense related to all equipment operating leases totaled approximately $2,085, $1,489 and $1,237, which included approximately $90, $115 and $135 of payments to related parties for the years ended September 30, 1996, 1995 and 1994, respectively.

Future minimum rental payments under noncancelable leases for fiscal years subsequent to September 30, 1996 are as follows:

                               Capital
                               Leases     Operating
                                            Leases
                               Related     Related
                               Parties     Parties       Other
1997                                $442      $1,763         $7,938
1998                                 450       1,067          6,481
1999                             --              821          5,465
2001                             --              460          3,988
2002                             --              395          3,241
Thereafter                       --              832         12,202

                                              $5,338        $39,315


Less: Current Portion                442

Long-term portion                   $450


Contingencies

The Company is also a defendant in certain lawsuits which have arisen in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Accordingly, no provision for loss has been made in the financial statements related to these matters.

6.   Income Taxes

Income tax expense (benefit) is comprised of the following for the years ended September 30:

                                  1996    1995    1994
Currently payable (receivable):
Federal                           $1,061  ($831)  $2,126
State                                353     521     659

                                   1,414   (310)   2,785

Deferred:
Federal                            (201)    (45)    (87)
State                               (65)    (15)    (27)

                                   (266)    (60)   (114)

                                  $1,148  ($370)  $2,671

Temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

Assets:
Accounts receivable                       $1,426  $1,390
Accrued liabilities                        1,328   1,209
Capital lease obligations                  --        542
Property, equipment and
leasehold improvements                     4,859   4,617
Deferred Compensation                        153     139

     Total assets                          7,766   7,897

Liabilities:
Inventory                                  1,553   1,432
Depreciation                               5,659   6,177

     Total liabilities                     7,212   7,609

                      Net Assets            $554    $288

The Company believes it will have adequate future income to offset all deferred tax assets.

Actual tax expense differs from the expected tax expense computed by applying the Federal statutory rate to income before income taxes due principally to state income taxes.

7.   Employee Retirement Plan

The Company has a 401(k) profit sharing plan for all eligible employees. Under the plan, employees are entitled to contribute up to 15% of their base salary, and the Company will match up to 15% of the employee's contributions up to a maximum of 15% of the employee's compensation. The Company may also make a discretionary contribution at year end. The Company's matching contribution under the plan was approximately $166, $136 and $127 for the years ended September 30, 1996, 1995 and 1994, respectively.



8.   Stockholder's Equity and Stock Options

The Company has two stock option plans which provide for the granting of options of up to 500,000 shares of stock to officers and key employees of the Company and an aggregate of 40,000 shares to non-employee Directors at the fair value of the common stock at the date of grant. The options have a maximum duration of ten years and may be exercised in cumulative annual increments of 33 1/3% commencing one year after the date of grant. The following table summarizes the Company's stock option transactions:

                                                  Option Price Range
                                         Shares            Per Share
Options outstanding-September 30, 1993     40,000              12.50

     Exercised                             --
     Expired                               --
     Granted                              140,000     10.38 to 15.25

Options outstanding-September 30, 1994    180,000     10.38 to 15.25

     Exercised                            (4,000)     10.38 to 12.50
     Expired                              (3,833)                 --
     Granted                              191,150     13.50 to 30.69
     Stock dividend                        14,533     10.38 to 30.69

Options outstanding-September 30, 1995    377,850     10.38 to 30.69

     Exercised                             --                     --
     Expired                               --                     --
     Granted                               65,760      8.50 to 10.38
     Stock dividend                        17,744      8.50 to 30.69

Options outstanding-September 30, 1996    461,354      8.50 to 30.69

Options Exercisable:

September 30, 1994                         13,333     12.50 to 13.75
September 30, 1995                        116,076     10.38 to 30.69
September 30, 1996                        253,149     10.38 to 30.69

Additionally, on April 29, 1994, 135,200 shares of common stock of the Company were reserved for sale to the President of the Company. These options become exercisable annually through April 29, 1997 at an option price ranging from $17.33 to $30.69. Certain options will expire on April 29, 1999 and 2002, if certain conditions are not met. The remaining options will expire no later than April 29, 2004.

On March 15, 1996 and 1995, the Board of Directors declared a 4% stock dividend on the Company's common stock, payable May 1 of each year to shareholders of record as of April 10, 1996 and 1995, respectively. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at September 30, 1996 and 1995. Earnings per share and weighted average shares outstanding as of September 30, 1995 and 1994, and for each of the quarters presented, were restated to reflect this 4% stock dividend.



9.   Segment Information

The Company sells and distributes automotive after-market parts to both the wholesale and retail markets through its network of warehouses, jobber facilities and the AUTOWORKS chain of retail stores. The Company's wholesale distribution segment sells to jobbers, professional installers and repair shops while the retail segment sells directly to the consumer. Prior to the acquisition of AUTOWORKS in 1994, the Company operated in a single segment.

Operating profit is net sales, less cost of product sold and operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, interest income, and income taxes.

Identifiable  assets are those used exclusively by that  industry
segment.   Corporate  assets  are  principally  corporate  office
facilities and equipment and net deferred tax assets.

9.   Segment Information (con't.)

                                                        1996      1995
Net sales:
Wholesale                                             $138,394   $130,734
Retail                                                  82,977     93,659

     Total net sales                                  $221,371   $224,393

Operating profit:
Wholesale                                               $8,817     $9,782
Retail                                                 (1,922)    (7,619)

     Total operating profit                              6,895      2,163

Interest and service charge income                         520        505

Interest expense                                       (4,408)    (4,415)

     Income (loss) before provision for income taxes    $3,007   ($1,747)

Identifiable assets:
Wholesale                                              $70,072    $64,680
Retail                                                  38,886     45,800

     Total identifiable assets                        $108,958   $110,480

Capital expenditures
Wholesale                                                 $551     $1,063
Retail                                                     940      1,488

     Total capital expenditures                         $1,491     $2,551


Depreciation and amortization
Wholesale                                               $1,757     $1,902
Retail                                                   1,356      1,224

     Total depreciation and amortization                $3,113     $3,126

10.       Quarterly Financial Data
The following tables set forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended
September 30, 1996 and 1995.

                             December   March 31  June 30   September     Year
                                31                              30
Fiscal 1996

Net sales                   $52,677   $52,079   $60,801     $55,814   $221,371

Gross profit                  21,571    22,248    24,303      22,814    90,936

Net income (loss)                 73     (281)       984       1,083     1,859

Net income (loss) per share    $0.02   ($0.06)     $0.22       $0.23     $0.41

Fiscal 1995

Net sales                    $55,268   $52,007   $57,834     $59,284   $224,393

Gross profit                  21,961    20,866    23,179      23,406    $89,412

Net income (loss)                241   (1,005)     (427)       (186)   ($1,377)

Net income (loss) per share    $0.06   ($0.23)   ($0.10)     ($0.03)    ($0.30)

11.       Subsequent Event
On October 14, 1996, the Company acquired the assets of Nu-Way Auto Parts, Inc. (Nu-Way). The Company will include the operating results of Nu-Way beginning in fiscal 1997. Pro forma results of this acquisition, assuming it had been made at the beginning of each year presented, would not be materially different from the results reported.

Report of Independent Accountants




To the Board of Directors and Shareholders of Hahn Automotive
Warehouse, Inc. and Subsidiaries



Our report on the consolidated financial statements of Hahn Automotive Warehouse, Inc. and Subsidiaries is included on Page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page F-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information to be included therein.





                              By:  S//Coopers & Lybrand, L.L.P.



Rochester, New York
November 25, 1996


Hahn Automotive Warehouse, Inc
and Subsidiaries
Schedule II-Valuation and
Qualifying Accounts Reserves
For the Years Ended September 30,
1996, 1995 and 1994 (in thousands)
                                                    Additions
                                        Balance at  Charged to
                                         Beginning  Costs and
                                         of Period   Expenses     Deductions
Description

1996:
Allowance for doubtful accounts
     and notes receivable                   $2,678        $897          ($881)


1995:
Allowance for doubtful accounts
     and notes receivable                   $2,142        $980          ($444)


1994:
Allowance for doubtful accounts
     and notes receivable                   $1,476        $874          ($524)


Amount attributable to acquired
companies at the acquisition date.

continued:                                          Balance at
                                                      End of
                                             Other    Period

Description

1996:
Allowance for doubtful accounts
     and notes receivable                     --        $2,694


1995:
Allowance for doubtful accounts
     and notes receivable                     --        $2,678


1994:
Allowance for doubtful accounts
     and notes receivable                    $316*      $2,142







                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.




                        EXHIBITS FILED WITH
                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.
                       FOR FISCAL YEAR ENDED


                         September 30, 1996





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OF  OR 15(d)
                THE SECURITIES EXCHANGE ACT OF 1934




                           EXHIBIT INDEX



Exhibit  3.1         Restated Certificate of Incorporation  of
Hahn (Exhibit 3.1 to Hahn's Registration Statement on Form S-1
(No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit  3.2          Amended and Restated By-  Laws  of  Hahn
(Exhibit 3 to Hahn's Quarterly Report on Form 10-Q for quarterly period ended March 31, 1994)*

Exhibit  4.1         Shareholders' Agreement, dated  September
30,  1994,  between Hahn and David Appelbaum (Exhibit  4.1  to
Hahn's  Annual Report on Form 10-K for the fiscal  year  ended
September 30, 1994)*

Exhibit  10.1        1992 Stock Option Plan (Exhibit  10.1  to
Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.2        Amendment No. 1 to 1992 Stock Option  Plan
(Exhibit A to Hahn's 1995 Proxy Statement)*

Exhibit  10.3        Stock Option Agreement, dated  April  29,
1994, between Hahn and Eli N. Futerman (Exhibit 10.3 to Hahn's
Quarterly  Report on Form 10-Q for the quarterly period  ended
June 30, 1994)*

Exhibit  10.4         1993 Stock Option Plan for  Non-Employee
Directors (Exhibit 4 to Hahn's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)*

Exhibit 10.5 Amended and Restated Selective Incentive Plan Agreement, dated June 9, 1992, between Hahn and Eli N. Futerman (Exhibit 10.2 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
1993)*

Exhibit 10.6 Amended and Restated Selective Incentive Plan Agreement, dated June 9, 1992, between Hahn and Timothy Vergo (Exhibit 10.3 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.7 Amended and Restated Selective Incentive Plan Agreement, dated June 9, 1992, between Hahn and Albert J. Van Erp (Exhibit 10.4 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.8 Amended and Restated Selective Incentive Plan Agreement, dated June 9, 1992, between Hahn and Daniel J. Chessin (Exhibit 10.5 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.9 Amended and Restated Selective Incentive Plan Agreement, dated June 9, 1992, between Hahn and Ira D. Jevotovsky (Exhibit 10.6 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
1993)*

Exhibit 10.10  Deferred Compensation Agreement, dated April 1,
1990,  between  Naftali  Futerman and Hahn  (Exhibit  10.7  to
Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.11 Lease Agreement, executed June 10, 1992, between Michael Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.89 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
1993)*

Exhibit 10.12 Lease Agreement, executed June 10, 1992, between Eli N. Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.9 to Hahn's Registration Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19,
1993)*

Exhibit 10.13 Lease Agreement, executed June 11, 1992, between EDR Associates as landlord and Hahn as tenant (Exhibit
10.10  to  Hahn's Registration Statement on Form S-1 (No.  33-
48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.14 Lease Agreement, fully executed June 11, 1992, between Eli Futerman, Daphne Futerman and Rina F. Chessin as landlord and Hahn as tenant (Exhibit 10.11 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.15 Lease Agreement, executed June 12, 1992, between Futerman Associates as landlord and Hahn as tenant (Exhibit 10.12 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.16 Sublease Agreement, executed June 10, 1992, between 415 West Main St., Inc. as landlord and Hahn as tenant (Exhibit 10.13 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.17  Amendment to Sublease Agreement, dated December
21,  1994,  between 415 West Main St., Inc. and Hahn  (Exhibit
10.15 to Hahn's Annual Report on Form 10-K for the fiscal year ended September 30, 1994)*

Exhibit 10.18 Massachusetts Mutual Life Insurance Company Note Agreement, dated as of December 15, 1989, for $15,000,000, 10.25% Senior Secured Notes Due June 15, 1999, as amended (Exhibit 10.14 to Hahn's Registration Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19,
1993)*

Exhibit 10.19 Waiver in Respect Of, and Amendment To Note Agreement, dated as of October 17, 1993, between Massachusetts Mutual Life Insurance Company and Hahn (Exhibit 10.15 to Hahn's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)*

Exhibit 10.20 Lease Agreement, dated October 1, 1989, between Eli N. Futerman as lessor and Hahn as lessee for lease of computer equipment, as amended and assigned (Exhibit 10.19 to Hahn's Registration Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19, 1993)*

Exhibit  10.21  Master Equipment Lease Agreement, dated  April
19,  1994,  between Hahn, AUTOWORKS Holdings, Inc., AUTOWORKS,
Inc. and Fleet Bank (Exhibit 10.22 to Hahn's Annual Report  on
Form 10-K for the year ended September 30, 1994)*

Exhibit 10.22 Amendment to Addendum to Master Lease Agreement dated June 26, 1996 between Fleet Bank of New York as lessor and Hahn and AUTOWORKS as lessees dated June 26, 1996 (filed herewith)

Exhibit 10.23 Trademark License and Marketing Agreement, effective May 1, 1988, between Auto Value Associates, Inc. and Hahn (Exhibit 10.22 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.24 Shareholders' Agreement, dated as of December 15, 1983, among Auto Value Associates, Inc. and the shareholders of Auto Value Associates, Inc., including Hahn, as amended (Exhibit 10.23 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
1993)*

Exhibit 10.25 Hahn's Promissory Note, dated April 1, 1992, in the principal amount of $250,000 in favor of Eli N. Futerman (Exhibit 10.27 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.26 Hahn's Promissory Note, dated April 1, 1992, in the principal amount of $250,000 in favor of Michael Futerman (Exhibit 10.28 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.27 Hahn's Promissory Note, dated April 1, 1992, in the principal amount of $250,000 in favor of Naftali Futerman (Exhibit 10.29 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.28 Hahn's Promissory Note, dated February 1, 1996, in the principal amount of $1,650,000 in favor of Michael
Futerman (Exhibit 10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Exhibit 10.29 Hahn's Promissory Note, dated February 1, 1996, in the principal amount of $500,000 in favor of Eli Futerman
(Exhibit 10.3 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Exhibit 10.30 Hahn's Promissory Note, dated April 1, 1992, in the principal amount of $250,000 in favor of Naftali Futerman (Exhibit 10.29 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.31  Deferred Compensation Agreement, dated November
30, 1992, between Hahn and Michael Futerman (Exhibit 10.37  to
Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit  10.32  Hahn Automotive Warehouse, Inc. Health Benefit
Retirement   Plan   (Exhibit  10.38  to  Hahn's   Registration
Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.33 Tax Indemnification Agreement, dated as of December 31, 1992, among Hahn and Michael Futerman, Sara Futerman, Eli N. Futerman, Rina Chessin, Daphne Futerman and Naftali Futerman (Exhibit 10.39 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit  10.34   Seller's Trademark License  Agreement,  dated
November 28, 1993, between Northern Automotive Corporation and
AUTOWORKS (Exhibit 28.2 to Hahn's Current Report on Form 8-K, dated December 10, 1993 (File No. 0-20984))*

Exhibit  10.35   Buyer's  Trademark License  Agreement,  dated
November 28, 1993, between Northern Automotive Corporation and
AUTOWORKS (Exhibit 28.3 to Hahn's Current Report on Form 8-K, dated December 10, 1993 (File No. 0-20984))*

Exhibit 10.36 Credit Facility Agreement, dated June 26, 1996, among Hahn, AUTOWORKS, the several lenders named therein and Fleet Bank, as agent (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Certain instruments respecting long-term debt of Hahn and its subsidiaries have been omitted pursuant to Regulation Item
601. Hahn hereby agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit  10.37  Credit Facility Agreement Amendment Number  1,
dated  October  10, 1996, among Hahn, AUTOWORKS,  the  several
lenders  named  therein  and  Fleet  Bank,  as  agent   (filed
herewith)

Exhibit 10.38 Lease Agreement, dated as of May 24, 1971, between Irvin Baron, John A. Cervieri, Jr., Richard S. Ellwood, Carroll J. Royce, Lathrop S. Haskings, Walter F. Leinhardt and John C. Slagle as Trustees of Property Capital Trust as Landlord and John E. Benz as Tenant, and Sublease Agreement, dated as of May 6, 1986, between John E. Benz as Landlord and AUTOWORKS Holdings as Tenant, both of which cover the Moraine, Ohio, distribution center (Exhibit 10.54 to Hahn's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)*

Exhibit 10.39 Lease Agreement, dated September 30, 1994, between Meisenzahl and David Appelbaum (Exhibit 10.47 to
Hahn's  Annual Report on Form 10-K for the fiscal  year  ended
September 30, 1994)*

Exhibit 10.40 Lease Agreement, dated September 30, 1994, between Meisenzahl and David Appelbaum (Exhibit 10.45 to
Hahn's  Annual Report on Form 10-K for the fiscal  year  ended
September 30, 1994)*

Exhibit 10.41  Non-Competition Agreement, dated September  30,
1994,  between  Hahn  and David Appelbaum  (Exhibit  10.49  to
Hahn's  Annual Report on Form 10-K for the fiscal  year  ended
September 30, 1994)*

Exhibit  10.42  Tax Procedures and Indemnity Agreement,  dated
September 30, 1994, between Hahn and David Appelbaum  (Exhibit
10.50 to Hahn's Annual Report On Form 10-K for the fiscal year ended September 30, 1994)*

Exhibit 10.43 Indemnification Agreement, dated as of September 30, 1994, executed by David Appelbaum in favor of Hahn, Meisenzahl and Regional (Exhibit 10.51 to Hahn's Annual Report on Form 10-K for the fiscal year ended September 30,
1994)*

Exhibit 10.44 Letter Agreement, dated December 14, 1995, between Hahn and Michael Futerman (Exhibit 10.53 to Hahn's
Annual Report on Form 10-K for fiscal year ended September 30,
1995)*

        Exhibit   22     List  of  Subsidiaries   (filed
herewith)

       Exhibit 24 Consent of Coopers & Lybrand L.L.P. with respect to Financial Statements and Financial Statement Schedules (filed herewith)

       Exhibit  25     Powers of Attorney for  Directors
(filed herewith)

       Exhibit  27     Selected  Financial  Data  (filed
herewith)


*These exhibits are incorporated herein by reference to the registration statement or report referenced after each exhibit which an asterisk appears.

Indicates executive compensation plans and arrangements.






Exhibit  10.22   Amendment to Addendum  to  Master  Lease
Agreement, dated June 26, 1996, between Fleet Bank of New
York as lessor and Hahn and AUTOWORKS as lessees

        AMENDMENT TO ADDENDUM TO MASTER LEASE AGREEMENT

This Amendment is made as of June 26, 1996 to the Addendum to Master Equipment Lease Agreement No. 0883 dated April 19, 1994 and any
Schedules thereto including Schedule 30883-O2 between Fleet Bank of New York as Lessor and Hahn Automotive Warehouse, Inc., Auto Works Holdings, Inc., and Auto Works, Inc., collectively as Lessee, and Equipment Lease Number 30883-01 dated May 29,1991 and any Schedules thereto by and between Norstar Bank, H.A. as Lessor and, and Hahn Automotive Warehouse, Inc. as Lessee (with both leases and related schedules collectively called the "Lease"), with Lessors's interests in such Lease having been assigned to Fleet Capital Corporation pursuant to a Restated Assignment of Lease Without Recourse dated as of June 26,1996.

1. Section 5 of the Addendum to the Lease is hereby amended to read in its entirety as follows:

           Section  5 is amended by adding the following as subsection
(h):

     (h) Lessee shall comply with all covenants set forth in Sections 10.7, 11.1, 11.2, 11.3, 11.4, and 11.5 of the Credit Facility
Agreement dated as of June 26, 1996 made by and among Hahn Automotive Warehouse, Inc, Auto Works, Inc., Meisenzahl Auto Parts, Inc., Fleet Bank as administrative Agent for the Banks described therein, and the Banks described therein, incorporated herein by reference, as the same may be modified, extended, or replaced from time to time (the "Credit Agreement"), as the same may be modified, extended, or replaced from time to time, attached hereto and incorporated herein by reference. In the event Lessee satisfies and terminates all of its obligations to the Banks under the Credit Agreement, Lessee shall continue to comply with covenants 10.7, 11.1, 11.2, 11.3, 11.4, and 11.5 as set forth in the Credit Agreement, at the time immediately preceding the termination of the Credit Agreement, throughout the remaining term or any extended term under the Lease.

2. Section 15 of the Addendum to the Lease is hereby amended to read in its entirety as follows:

           The  Lease  is amended by adding the following  Section  20 hereof:

      20. This Lease and any and all other obligations of Lessee including but not limited to leases, security agreements, and loan agreements whether now existing or hereinafter entered into with Fleet Capital Corporation (the "Agreements") are entitled to the benefits of that certain Amended and Restated Security Agreement dated as of June 26, 1996 by and between Hahn Automotive Warehouse, Inc., as grantor, and Fleet Bank as administrative Agent for and on behalf of the Banks described therein, as secured party, that certain Amended and Restated Security Agreement dated as of June 26,1996 by and between Auto Works, Inc., as grantor, and Fleet Bank as administrative Agent for and on behalf of the Banks described therein, as secured party, and that certain Amended and Restated Security Agreement dated as of June 26, 1996 by and between Meisenzahl Auto Parts, Inc., as grantor, and Fleet Bank as administrative Agent for and on behalf of the Banks described therein, as secured party (collectively, the "Security -Agreements"). The Agreements constitute "Liabilities" as defined in the Security Agreements. In the event that Lessee satisfies and terminates all of its obligations under the Credit Agreement (as defined in Section 5(h) above), Lessor and Lessor's successors and assigns of this Lease will waive its rights to marshal assets and will fully subordinate its interest in the additional collateral provided for under the Security Agreements (the "Additional Collateral") to the lien of any subsequent lender providing a loan facility similar to that set forth in the Credit Agreement (the "New Loan Facility") which New Loan Facility is expressly conditioned upon the grant of a senior lien on the Additional Collateral; provided, however, that the maximum amount of the New Facility Loan that shall be secured by such senior lien shall be limited to the greater of:

      1. The total Collateral Coverage as defined and calculated in the Credit Agreement, attached hereto, less the principal balance outstanding from time to time under that certain Note Agreement dated December 15, 1989, as the same may be modified from time to time, by and between Lessee and Massachusetts Mutual Life Insurance Company or its successors or assigns; or

     2.   $55,000,000 (fifty-five million dollars) or;

      3. two times Lessee's Tangible Net Worth, provided that Total Liabilities divided by Tangible Net Worth is less than or equal to a ratio of 2.5:1.

3. The parties acknowledge and confirm that Auto Works, Inc. is the surviving corporation of a merger of Auto Works Holdings, Inc. into Auto Works, Inc., and that Auto Works, Inc. has assumed all of the obligations of Auto Works Holdings, Inc. under the Lease by reason of such merger. The Lessees under the Lease shall be Hahn Automotive Warehouse, Inc. and Auto Works, Inc. and the Lease and any related documents shall be deemed amended accordingly without any further action.

4. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original.

                              HAHN AUTOMOTIVE WAREHOUSE, INC.


                              By: /s/ Eli N. Futerman
                              Title:  President


                              AUTO WORKS, INC.
                              (also successor by merger to Auto Works
                              Holdings, Inc.)


                              By: /s/ Eli N. Futerman
                              Title:  Chief Executive Officer


                              FLEET CAPITAL CORPORATION


                              By: /s/
                              Title:  Vice President



     Exhibit 10.37       Credit Facility Agreement Amendment
Number 1, dated October 10, 1996, among Hahn, AUTOWORKS, the several lenders named therein and Fleet Bank, as agent

          CREDIT FACILITY AGREEMENT AMENDMENT NUMBER 1


THIS CREDIT FACILITY AGREEMENT AMENDMENT NUMBER 1 is made as of the 10th day of October, 1996 by and among HAHN AUTOMOTIVE WAREHOUSE, INC., a New York corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Hahn"), AUTO WORKS, INC., a Michigan corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Auto Works") and MEISENZAHL AUTO PARTS, INC., a New York corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Meisenzahl," with Hahn, Auto Works, and Meisenzahl collectively called "Borrower"), FLEET BANK, a bank and trust company formed under the laws of the State of New York with offices at One East Avenue, Rochester, New York 14638 ("Agent"), as administrative agent for the "Banks" whose signatures appear on this Amendment Number 1, and each of the Banks ("Banks") whose signatures appear on this Amendment Number 1 and who are parties to the Credit Facility Agreement described below.

This Credit Facility Agreement Amendment Number I amends the Credit Facility Agreement dated as of the 26th day of June, 1996 between the Borrower, the Banks, and the Agent (the "Credit Agreement"). Capitalized terms not otherwise defined herein shall have the meanings given to them by the Credit Agreement.

The parties hereby agree as follows:

1.     The  following definitions in Section 1.1  of  the  Credit
Agreement are hereby amended to read in their entirety as follows:

           "Debt"  for any person or entity shall  mean
(i)  indebtedness of such person or entity for borrowed
money,  (ii) obligations of such person or  entity  for
the  deferred  purchase price of property  or  services
(except  trade  payables, wages, and similar  operating
obligations incurred in the ordinary course of business
but  including obligations under consulting  agreements
or  covenants not to compete and the like  incurred  in
connection   with   acquisitions  of   assets),   (iii)
capitalized or capitalizable obligations of such person
or  entity  with  respect to leases,  (iv)  the  amount
available for drawing under outstanding standby letters
of  credit  issued for the account of  such  person  or
entity  and  the  amount  of  other  off-balance  sheet
obligations  or  liabilities, each to  the  extent  not
otherwise   treated  separately  as   Debt,   (v)   all
obligations endorsed (other than for collection in  the
ordinary  course  of  business) or guaranteed  by  such
person  or entity directly or indirectly in any  manner
including without limitation contingent obligations  to
purchase,  pay or supply funds to any person or  entity
to  assure a creditor against loss, (vi) obligations of
such   person   or  entity  arising  under   acceptance
facilities, and (vii) obligations secured by a lien, security interest, or other arrangement for the purpose of security on property owned by such person or entity whether or not the underlying obligations have been assumed by such person or entity.

          "Fixed Charge Coverage Ratio" shall mean, for
the  applicable  period the ratio of: (i)  EBITDA  plus
amounts  received  by  Hahn  in  connection  with   any
issuance  of equity interests (net of expenses incurred
by  Borrower  in  connection  therewith)  less  Capital
Expenditures  not paid for with Funded  Debt  and  less
Capital  Expenditures paid for with advances under  the
Revolving   Line  (except  for  $250,000   in   Capital
Expenditures  made  in  connection  with   the   Nu-Way
Acquisition) minus any increase in Net Working  Capital
Investment or plus any decrease in Net Working  Capital
Investment in each case as measured from the  last  day
of   the  fiscal  quarter  immediately  preceding  such
applicable period, divided by (ii) Fixed Charges.

           "Net Working Capital Investment" shall mean,
as  of  the  applicable measurement date,  (i)  Current
Assets  less  cash  and  cash  equivalents  minus  (ii)
Current  Liabilities less the current portion  of  long
term  Debt  (including without limitation  installment,
reimbursement, capital lease. or sinking fund  payments
payable   within   one   year  after   the   applicable
measurement date); provided, however, that Net  Working
Capital Investment for the applicable measurement dates for periods prior to the period ending September 30, 1997 shall not include Net Working Capital Investment relating solely to the Nu-Way Acquisition which has been separately detailed in calculations of financial covenants delivered to the Banks.

The following definition shall be added to Section 1.1 of the Credit Agreement:

            "Nu-Way   Acquisition"   shall   mean   the
acquisition  of assets by Hahn from Nu-Way Auto  Parts,
Inc.  pursuant  to the Asset Purchase  Agreement  dated
October   9,   1996   and   the  related   transactions
contemplated by such Agreement.

2.          The  first  sentence of Section  2.1  of  the  Credit
Agreement is hereby amended to read in its entirety as follows:

          2.1 Revolving Line.  Subject to the terms and
conditions of this Agreement, the Banks (with each Bank
responsible  only for its Commitment) hereby  establish
for  the  benefit of the Borrower a revolving  line  of
credit  in  the aggregate maximum amount of Forty-Seven
Million  Five  Hundred Thousand Dollars  ($47,500,000),
available  for  (i) working capital purposes,  (ii)  to
back  letters  of credit issued by the  Agent  for  the
account  of the Borrower pursuant to Article 4 of  this
Agreement,  and  (iii) to fund up to  $600,000  of  the
purchase   price   in  connection   with   the   Nu-Way
Acquisition.

3. A new subsection (g) is hereby added to Section 10.2 of the Credit Agreement to read as follows:

           (g)   Debt  incurred  in connection  with  the  Nu-Way
Acquisition.

4. A new subsection (e) is hereby added to Section 10.5 of the Credit Agreement to read as follows:

          (e)  the Nu-Way Acquisition.

5. Section 11.5 of the Credit Agreement is hereby amended to add the following sentence the end of such Section:

           The $250,000 in Capital Expenditures made by
Hahn  in  connection with the Nu-Way Acquisition  shall
not   be   counted  in  the  calculation   of   Capital
Expenditures for purposes of this Section 11.5.

6. All other terms of the Credit Agreement shall remain unchanged and in full force and effect.

7. Borrower represents and warrants that (a) each of the representations and warranties set forth in the Credit Agreement is true and correct as of the date hereof (and with respect to the representations and warranties set forth in Section 7.5 of the Credit Agreement, the financial statements referred to therein shall mean the financial statements of the Borrower for the most recent quarterly period ended) except that Auto Works is a Michigan corporation and except for those facts that Borrowers have advised Agent of in writing or in financial statements or SEC reports provided to Agent; and (b) no Event of Default or event that, with the giving of notice or the passage of time or both would constitute Event of Default, has occurred and is continuing.

8. Borrower shall deliver to the Banks a Reconciliation Report showing the condition of Borrower immediately after the Nu-Way
Acquisition at the time of execution of this Amendment.

9.     This   Amendment  may  be  executed  in  any   number   of
counterparts, all of which taken together shall constitute one and the same agreement, and any party hereto may execute this Amendment by signing any such counterpart.

IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of the date first above written.

                              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By: /s/ Eli N. Futerman
                              Title:  President


                              AUTO WORKS, INC.

                              By: /s/ Eli N. Futerman
                              Title:  Chief Executive Officer


                              MEISENZAHL AUTO PARTS, INC.

                              By: /s/ Eli N. Futerman
                              Title:  President


                              FLEET BANK

                              By: /s/ Jeffrey S. Holmes
                              Title:  Vice President


                              THE CHASE MANHATTAN BANK, N.A.

                              By: /s/ Diana M. Lauria
                              Title:  Vice President


                              MANUFACTURERS AND TRADERS TRUST
                              COMPANY

                              By: /s/ John P. Chantra
                              Title:  Vice President


                              THE SUMITOMO BANK, LIMITED


                              By: /s/ William N. Paty
                              Title:  Vice President and Manager

                              By: /s/ James Drum
                               Title:   Vice President  New  York
Office

Exhibit 22          List of Subsidiaries
                                                            Exhibit 22


                        List of Subsidiaries


            AUTOWORKS, Inc. - Michigan

            Meisenzahl Auto Parts, Inc. - New York

            HFV, Inc. - Delaware


      Exhibit  24             Consent of Coopers & Lybrand  L.L.P.
with respect to Financial Statements and Financial Statement Schedules (filed herewith)





To the Board of Directors and Shareholders of Hahn Automotive
Warehouse, Inc. and Subsidiaries



Our report on the consolidated financial statements of Hahn Automotive Warehouse, Inc. and Subsidiaries is included on Page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page F-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information to be included therein.





                              By:  S//Coopers & Lybrand, L.L.P.





Rochester, New York
November 25, 1996



          Exhibit 25     Powers of Attorney






                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  S//Michael Futerman
                              Michael Futerman, Director




                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  S//Albert J. Van Erp
                              Albert J. Van Erp, Principal
                                 Financial    Officer    and
Principal
                              Accounting Officer



                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *Daniel J. Chessin
                              Daniel J. Chessin, Director


                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *Ira D. Jevotovsky
                              Ira D. Jevotovsky, Director


                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *Stephen B. Ashley
                              Stephen B. Ashley, Director


                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *Gordon E. Forth
                              Gordon E. Forth, Director


                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *Robert I. Israel
                              Robert I. Israel, Director


                       POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli
N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 18, 1996




                    By:  *E. Philip Saunders
                              E. Philip Saunders, Director
                                                  Exhibit 27