Form 10-Q
period 1996-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1997-02-14
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934




For Quarterly Period Ended                        December 31, 1996


Commission File Number                            0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                     16-0467030
(State or other jurisdiction of    (I.R.S.Employer Identification No.)
incorporation or organization)

     415 West Main Street            Rochester, New York  14608
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

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 14, 1997; 4,562,513.




                    HAHN AUTOMOTIVE WAREHOUSE, INC.
                                 Index


                                                            PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1996 and September 30, 1996


          Condensed Consolidated Statements of Income - for the quarters ended December 31, 1996 and December 31, 1995


          Condensed Consolidated Statements of Cash Flows - for the quarters ended December 31, 1996 and December 31, 1995


          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBIT INDEX


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands except share data)

                 ASSETS
                                           12/31/96      9/30/96
                                         (Unaudited)
Current Assets:
  Cash                                            889   $       199
  Accounts Receivable:
    Trade, net of allowance
    for doubtful accounts                      17,553        17,575
  Inventory                                    76,658        70,914
  Other Current Assets                          2,260         2,608
Total Current Assets                           97,360        91,296

Property, Equipment, and
  Leasehold Improvements, net                  13,472        13,362
Other Assets                                    4,185         4,300

                                          $   115,017   $   108,958

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
    and capital lease obligations               3,483   $     3,389
  Notes payable -officers and                   2,536         2,560
    affiliates
  Accounts payable                             19,138        19,452
  Compensation related liabilities              2,724         3,274
  Other accrued expenses                        2,179         5,891
Total Current Liabilities                      30,060        32,566

Long-term Debt                                 51,057        40,443
Capital Lease Obligations                         331           450
Total Liabilities                              81,448        75,459

Shareholders' Equity:
  Common stock (par value $.01 per
share;
  authorized 20,000,000 shares;
  issued and outstanding 4,562,513)                46            46
Additional Paid-in Capital                     24,607        24,607
Retained Earnings                               8,916         8,846

Total Shareholders' Equity                     33,569        33,499

                                          $   115,017   $   108,958

HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME
For the Three Months Ended
December 31, 1996 and 1995
(In Thousands except for share
and per share data)
(Unaudited)

                                      1996         1995
Net sales                           $   51,828   $   52,677

Cost of products sold                   30,940       31,106

  Gross profit                          20,888       21,571


Selling, general and
  administrative expense                19,055       19,688

Depreciation and amortization              761          804

  Income from operations                 1,072        1,079

Interest expense                       (1,071)      (1,075)

Interest and service charge
  income                                   118          117

  Interest before taxes                    119   $      121

  Income taxes                              47           48

Net Income                                  72   $       73

Net Income Per Share                $      .02   $      .02

Weighted Average Number of Shares    4,562,513    4,562,406

HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
For the Three Months Ended
December 31, 1996 and 1995
(In Thousands except for share
and per share data)
(Unaudited)
                                               1996         1995
Cash flows from operating activities:
  Net income                                         72    $      73
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                 761          804
      Provision for doubtful accounts
        and notes                                    94          102

Change in assets and liabilities:
  Trade receivables                                (72)          812
  Inventory                                     (5,744)        (945)
  Other assets                                      394          672
  Accounts payable and other accruals           (4,575)      (9,270)

    Net cash provided by operating
      activities                                (9,070)      (7,752)

Cash flows from investing activities:
  Additions to property, equipment and
    leasehold improvements                        (803)        (360)
      Net cash used in investing
        activities                                (803)        (360)

Cash flows from financing activities:
  Net borrowings under Revolving
    Credit Agreement                              9,250        8,427
  Proceeds from long-term debt and
    demand notes                                  1,519           21
  Payments from long-term debt and
    demand notes                                   (77)        (193)
  Payment of notes payable -
    officers and affiliates                        (24)         (22)
  Payment of capital lease obligations            (105)        (125)

    Net cash provided by
      financing activities                       10,563        8,108

Net increase (decrease) in cash                     690          (4)

Cash at beginning of year                           199          205

Cash at end of period                               889          201

Supplemental disclosures of cash
  flow information:
    Cash paid during the quarter for:
      Interest                                    1,185     $  1,294

      Income taxes paid                         $    39    $     126


                    HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1996, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Acquisitions

On October 14, 1996, the Company acquired the assets of Nu-Way Auto Parts, Inc. (Nu-Way) for $2.7 million, of which $600,000 was paid in cash and the balance with deferred payments. The $600,000 in cash was funded with borrowings under the Company's credit facility. The four new locations are being integrated into the Company's Direct Distribution (two-step) Division. Accordingly, the operating results of Nu-Way have been included in the Company's results of operation from the date of acquisition forward.

3.  Stockholders' Equity

On December 13, 1994 and January 31, 1995, two employees exercised options for 4,160 shares of the Company's common stock. The Company realized net proceeds of approximately $44,000, which was used in the general operations of the business.

On March 15, 1996, the Board of Directors declared a 4% stock dividend on the Company's common stock, payable May 1, 1996, to shareholders of record as of April 10, 1996. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and paid-in capital at September 30, 1996. Earnings per share and weighted average shares outstanding as of December 31, 1996 and 1995, were restated to reflect this 4% stock dividend.

4.  Debt (in thousands)

Long-term debt consists of the following:

                                             12/31/96   9/30/96
Revolving Credit                              $45,251   $36,000
Senior Secured Notes                            6,400     6,400
Other Long-term Debt                            2,432       990
Less Current Maturities                       (3,026)   (2,947)
                                              $51,057   $40,443

Effective June 26, 1996, the Company replaced the Amended and Restated Credit Facility Agreement ("Prior Credit Agreement") dated September 30, 1994, with the Credit Facility Agreement ("Credit Agreement") with a group of banks. The Credit Agreement, which expires June 26, 1999, provides for a revolving line of credit and a swing line of credit with maximum availabilities of $47.5 million and $2.0 million, respectively. The $13.0 million outstanding as a term loan under the Prior Credit Agreement is now included in the revolving line of credit under the Credit Agreement. Interest is payable at LIBOR plus 1.125% to 2.25% and prime plus 0% to 1% for the revolving line of credit and swing line of credit, respectively. The exact rate is dependent upon the Company's financial performance. LIBOR and prime were 6% and 8.25%, respectively, at September 30, 1996, and 5.6% and 8.25%, respectively, at December 31, 1996.

The Senior Secured Notes are due June 15, 1999, and require single annual sinking fund payments of $2.2 million with a final payment of $2.1 million due June 15, 1999. The Senior Secured Notes may be prepaid, subject to a prepayment penalty. Interest at 10.25% is payable semi-annually in June and December.

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

The Company executed promissory notes ("Notes") with the President and the Chief Executive Officer of the Company on June 26, 1996, in the aggregate amount of $2.2 million, which replaced demand debt previously advanced to the Company. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001.

                    HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading
"Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, dated December 26, 1996, which has been filed with the United States Securities and Exchange Commission
(the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in the December 26, 1996, Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Hahn Automotive Warehouse, Inc. (the "Company") operates its automotive aftermarket business both through the Company and its wholly-owned subsidiaries, AUTOWORKS, Inc. and Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operation of the Company on a consolidated basis.

Results of Operations

The  Company's  net  sales for the first fiscal quarter  of  1997  ended
December 31, 1996, were $51.8 million, down $900,000, or 1.7%, from $52.7 million for the same fiscal quarter last year. This decrease is due to the AUTOWORKS retail division which showed a $4.1 million, or 18.6%, decrease in overall sales. This decline is attributable to the net reduction of 8 stores and a comparable store decrease of 14.3%, which is primarily due to increased competition in certain markets and a general softness in the retail automotive aftermarket. The majority of this decrease was offset by a $1.7 million (or 11.5%) increase in distribution center sales is due to higher-unit sales and a $1.7 million increase in direct-distribution sales, of which $1.2 million is attributed to the Nu-Way acquisition, and the balance to a 16.2% comparable location increase. The Advantage Auto stores showed a slight sales decline of $160,000 (due to the closing of four stores); comparable stores sales were up 1.6%.

Gross profit for the current quarter decreased $684,000 as compared to the first quarter of fiscal 1996. Gross profit expressed as a percentage of sales decreased to 40.3% from 40.9% for the previous fiscal year. This percentage decrease is mainly due to the addition of the four Nu-Way locations and to a decrease in Advantage Auto store sales as a percentage of total distribution center sales.

Selling, general and administrative expenses dropped $632,000 from $19.7 million in the first quarter of fiscal 1996, to $19.1 million for the comparable quarter of fiscal 1997. As a percentage of net sales, SG&A decreased to 36.8% from 37.4% for the same period last year. This percentage decrease occurred primarily in the traditional Distribution Center and the Advantage Auto division. The Direct Distribution Division expenses were adversely affected by the Nu-Way acquisition which created additional non-recurring expenses. The AUTOWORKS retail division expenses increased slightly as a percentage of sales, primarily due to the comparable store sales decline.

Depreciation and amortization decreased $43,000 from $804,000 during the corresponding quarter last year, to $761,000 for the first quarter of this fiscal year. This decrease is the result of the decrease in capital expenditures during the previous fiscal year as a result of the Company's policy of generally leasing fixed asset replacements (i.e. vehicles and computers) instead of purchasing them.

Income from operations was $1.1 million for first quarter of both fiscal years. On a segment basis, the Distribution Centers and Advantage Auto stores had income from operations of $2.0 million, and AUTOWORKS had a loss from operations of $972,000. As a percentage of net sales, operating income remained constant at 2.1% in the first fiscal quarter of both years.

Interest expense also remained constant at $1.1 million for the first fiscal quarter of both years.

As a result of the factors discussed above, net income declined to $72,000 or $.02 per share compared to $73,000, also $.02 per share for the same quarter last year. The average shares outstanding have been adjusted for the 4.0% stock dividend distributed by the Company on May 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have historically been to fund working capital needs to support growing sales and operations. During the first fiscal quarter of fiscal 1997, working capital increased $10.6 million due to a $5.7 million increase in inventory (primarily due to the Nu-Way acquisition) and a $4.6 million reduction in accounts payable and accrued expenses. The payable reduction is typical of the first quarter of each fiscal year due to the seasonal decline in sales and deferred vendor payables becoming due.

For the quarter ended December 31, 1996, net earnings adjusted for non-cash items, including depreciation, amortization and bad debt reserves, dropped by 5.4% for the current quarter compared to the same quarter last year. However, net cash used by operating activities increased by 17.0% due primarily to a lesser reduction in payables for the comparable quarter last year.

During the quarter ended December 31, 1996, the Company invested $803,000 in capital expenditures, which included the Nu-Way acquisition and the replacement or enhancement of other fixed assets. The Company plans to open three new AUTOWORKS stores during the next fiscal quarter and two in the third fiscal quarter. The Company expects that funding for these new operations will be provided through vendor payables which will be supplemented with relocated inventory from closed AUTOWORKS stores.

Financing activities for the first fiscal quarter produced $10.6 million. These funds generally reflect net borrowings under the Company's revolving credit line that were used to fund the Nu-Way acquisition, and the reduction in payables referenced above. During the third fiscal quarter, the Company is required to make a $2.2 million payment on its Senior Secured Notes and regular monthly payments on other Notes. The Company expects to be able to make these payments through funds generated from operations and net borrowing under its revolving credit line.

As of February 11, 1997, under its revolving credit line, the Company had outstanding borrowings in the principal amount of $45.3 million, generally bearing interest at 7.5% per annum, and availability of $2.2 million. The Company is currently seeking to increase the maximum credit availability under its revolving credit line by $2.5 million.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. The Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures, continue implementation of AUTOWORKS operational and organizational changes and to meet its other short-term and longer-term liquidity needs for the next four quarters. The Company currently does not expect to generate cash flow sufficient to fund the repayment of borrowings due under its revolving credit facility upon its maturity in June 1999 and accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.
PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such liability is incorporated by reference.

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:  s//Mike Futerman
                                      Mike Futerman
                                      Chief Executive Officer




                                   By:  s//Eli N. Futerman
                                      Eli N. Futerman
                                      President



                                   By:  s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance



Dated:  February 14, 1997


                             EXHIBIT INDEX


Exhibit 10.1 Settlement agreement dated January 1997
             among the Company and CSK Group, Ltd.


                           AGREEMENT


     AGREEMENT entered into this 28th day of January, 1997, by and between HAHN AUTOMOTIVE WAREHOUSE, INC., a New York corporation with an office and principal place of business in Rochester, Monroe County, New York, hereinafter called "Hahn" and CSK GROUP, LTD., a Delaware corporation with an office and principal place of business at 645 East Missouri Avenue, Phoenix, Arizona, hereinafter called "CSK".

     WHEREAS, Hahn and Northern Automotive Holdings Corporation ("Northern"), a corporation which no longer exists, have heretofore entered into a Purchase Agreement (the "Purchase Agreement") dated October 27, 1993 wherein Hahn purchased all the outstanding capital stock of Auto Works Holdings, Inc., hereinafter called "Auto Holdings" (which company's principal asset was the stock of Auto Works, Inc., hereinafter called "Auto Works"); and

     WHEREAS, that Purchase Agreement was closed and the stock of Auto Holdings acquired by Hahn on November 29, 1993; and

     WHEREAS, the parties entered into an Agreement (the
"Adjustment Agreement") dated December 28, 1994, to establish the final purchase price for the outstanding capital shares of Auto
Holdings; and

     WHEREAS, a dispute has arisen between the parties related to the assignment of certain leases by Auto Works to The Whitlock
Corporation (hereinafter called "Whitlock") during the time when the shares of Auto Holdings were owned and controlled by Northern; and

     WHEREAS, as a result of the bankruptcy of Whitlock, its disaffirmance of certain leases and the claims of outstanding contingent liabilities of Auto Works on leases assigned to Whitlock in 1992, including leases still operated by Whitlock, Hahn commenced an action in the United States District Court for the Western District of New York (the "Court") against CSK, Northern, David LaBau ("LaBau") and James Bazlen ("Bazlen") hereinafter referred to as the "Action"; and

     WHEREAS, the parties have agreed to resolve their differences with regard to the matters contained in the Complaint and Amended Complaint filed by Hahn, and as to any other matters which may in the future arise in connection with the Purchase Agreement and the Adjustment Agreement or their subject matter except for the Reserved Claims set forth below; and

     WHEREAS, CSK is the successor to Northern by merger.

     For purposes hereof the following definitions shall apply:

          a. "Lease Claims" shall be defined to be an actual or threatened claim or demand against any of the parties hereto under any of the leases listed on Exhibit "A" hereto;

          b. "Lease Expenses" shall be defined to mean (i) any amounts hereafter expended (x) in the payment of any settlement, judgment, rent, common area charge, late charge, interest, cost, disbursement and expenditures made in connection with Lease Claims and (y) pursuant to paragraph 2 hereof and (ii) the sum of $100,000 of the $161,927.08 heretofore expended or committed by Hahn as shown on Exhibit "B" hereto.

     NOW, THEREFORE, IT IS AGREED:

     1. Upon the execution of this Settlement Agreement, Hahn shall file with the Court a Notice of Dismissal with Prejudice in the form annexed hereto as Exhibit "C" and such other documents, if any, which may be necessary to effectuate such dismissal.

     2. CSK shall assume responsibility for administration of the defense and disposition of all Lease Claims, as herein defined, including but not limited to negotiating settlements, terminating Leases, negotiating subleases, collecting and disbursing any sublease rents or expenses, receiving and using toward Lease Expenses any amounts received as sublease rentals, arranging for the defense of actions commenced by any person under the Leases, directing the defense thereof and obtaining appropriate documentation finally resolving any Lease Claims. CSK shall use reasonable good faith efforts and diligence to settle, resolve or dispose of Lease Claims on the most favorable available terms to CSK and Hahn, including obtaining appropriate releases of Hahn and CSK from all further liability in respect of such claims. CSK may engage, or authorize others to engage, such legal counsel (which shall be firms reasonably acceptable to Hahn), brokers or others as it deems reasonably necessary to assist it in the resolution of Lease Claims, and the costs of such engagements and reasonable out-of-pocket expenses incurred by CSK shall be included as "Lease Expenses".

     3. Lease Expenses (net of amounts received as sublease rentals and applied toward payment of Lease Expenses)
(hereinafter "Net Lease Expenses") shall be borne by CSK and Hahn as follows:

                    a.   All Net Lease Expenses up to $150,000
               shall be paid by Hahn which shall receive credit for $100,000 of the amounts shown on Exhibit B;

                    b.   All Net Lease Expenses between $150,000
               and $300,000, shall be paid by CSK; and

                    c.   Hahn shall pay 72.5%, and CSK shall pay
               27.5%, of all Net Lease Expenses over $300,000.

     4. In addition to the provisions for payment in paragraph 6 hereof, the parties shall make necessary payments to each other at least quarterly in order that the amounts theretofore expended reflect the allocations in paragraph 3 hereof. In order to accomplish such payment the following procedures shall apply:

                    a.   On April 15, 1997, CSK and Hahn shall
               render to the other a written statement setting forth in detail (and with supporting documentation) a computation of Net Lease Expenses incurred by that party, for the period through March 31, 1997, and shall render similar statements quarterly thereafter on the 15th day of the month following each quarter;

                    b. Within fifteen days after receipt of the statement from the other party, either Hahn or CSK as shall be appropriate will remit to the other the amount necessary to make the Net Lease Expenses incurred by each to the date of the statement conform to the allocation of Net Lease Expenses set forth in paragraph 3. To the extent either party shall dispute the statement received on any grounds, it may not withhold payment but shall pay any disputed portion into an escrow account held by its counsel.

     5. CSK and Hahn shall keep each other informed of litigation relating to the Leases and of negotiations for settlement or other disposition as they progress, and shall cause the other to be given copies of significant legal documents, correspondence and other communications sent by either party or its counsel relating thereto on a current basis. All such communications shall be deemed to be pursuant to a joint defense of any claims and be treated as privileged communications to the extent permitted by law. CSK and Hahn shall provide each other with a copy of any documentation memorializing a proposed resolution of any claim, as well as any other information respecting the transaction which the other may reasonably request. The other party shall be deemed to have given its consent to the transaction unless, within five (5) business days after its receipt of such documentation, it shall notify the other in writing that it objects to the transaction in which event the proposed transaction cannot be completed.

     6. In the event that any Lease Claim results in (i) a money judgment whether or not subject to further appeal or review other than a money judgment which is fully stayed, as long as it remains so stayed (or would, but for payment, result in such a money judgment) or (ii) an agreed upon settlement payment, Hahn shall in the first instance pay such judgment (or amount which would become a judgment) or settlement. Any such amount paid shall be deemed Lease Expenses. CSK shall reimburse Hahn with respect to amounts actually paid by Hahn, to the extent required under this agreement, consistent with the allocations set forth in Paragraph 3(a)-(c) above, within ten days of receipt of a written request for such reimbursement which request shall include reasonable proof of payment by Hahn in accordance with the agreement. In the event that CSK or Hahn elects to prosecute an appeal from any judgment, Hahn shall cooperate with CSK in obtaining and filing such undertaking as may be necessary to stay enforcement of the underlying judgment pending such appeal and delay payment of such judgment if so instructed by CSK and permitted by applicable law (the cost of which shall be included as a Lease Expense).

     7. Except for (i) the obligations set forth in this agreement and (ii) any and all obligations of CSK as successor to Northern and of Hahn, pursuant to Section 9 of the Purchase Agreement and Section 8 of the Purchase Agreement insofar as it pertains to Sections 4(a) (other than the second, third and sixth sentences thereof, 4(b), 4(f) and 4(k) thereof which are not affected by this Agreement or the Action and shall survive this Agreement and be preserved to the extent permitted by the Purchase Agreement (the "Reserved Claims"), Hahn, on the one hand, and CSK (each of Hahn and CSK for itself and all of its affiliated persons, firms or companies and the officers, agents and employees of any of them), Labau and Bazlen, on the other, hereby mutually release each other from any and all claims, costs, losses or expenses, known or unknown, whether presently existing or arising in the future that any of them may have as a result of, pursuant to or in connection with the Purchase Agreement and the Adjustment Agreement, the transactions or occurrences pursuant thereto, or the filing of the Action, it being the intention of the parties and Bazlen and LaBau that none of them shall have any claim against any other party in connection with any matter which is in any way related to the purchase and sale of the stock of Auto Holdings or the performance, execution or provisions of either the Purchase Agreement or the Adjustment Agreement, except the Reserved Claims. However, the parties acknowledge that Auto Works is indebted to CSK Auto Inc. for property leased, and/or goods sold, and/or services provided and the release set forth herein is not intended to discharge any such claim.

     8. A schedule summarizing the status of Hahn's knowledge of known Lease Claims as of the date of this Agreement is annexed hereto as Exhibit "D". In addition to the matters set forth therein, CSK and Hahn are informed and believe that lease numbers 3332, 3344, 3514, 3584, 3741 and 3743 have been disaffirmed by
Whitlock, Auto Works has been released from liability under lease numbers 3532, 3538 and 3540, lease number 3584 has expired and the liability of Auto Works under lease number 3344 has been terminated by settlement. CSK and Hahn acknowledge that while neither party has undertaken any independent investigation to verify or confirm the facts set forth herein or in Exhibit D, as of the date of this Agreement neither Hahn nor CSK has actual knowledge contrary to such statements. Each party agrees that nothing in this paragraph 8 is intended to revive any representation or warranty contained in the Purchase Agreement; provided that this shall not impair any representation or warranty in the Purchase Agreement which is expressly designated a Reserved Claim in paragraph 7 hereof.

     9. Each party shall have the right to examine, at its own expense, all records maintained by the others in connection with the provisions of this agreement on reasonable notice and each party agrees to maintain appropriate financial records of its activities pursuant to this agreement at its principal place of business.

     10. This Agreement is not intended to confer any benefit or right on any person other than the parties, David Labau and James
Bazlen, and others hereby released, and no person shall be a third party beneficiary of this agreement.

     11. Each party shall cooperate fully with the other party, execute and deliver such further agreements, instruments and documents and give such further written assurances, as may be reasonably requested by the other party to carry into effect the intents and purposes of this agreement.

     12. This Agreement may be executed in separate counterparts, each of which shall be deemed an original and, even if executed separately by each party, shall constitute a single original instrument, effective as if the parties had executed one and the same instrument.

     13. No waiver of any term or condition of this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be a further or continuing waiver of that term or condition or a waiver of any other term or condition.

     14. This Agreement contains the entire agreement between the parties hereto with respect to the transactions contemplated hereby. No amendment or modification hereof shall be effective unless in writing and signed by the party against which it is sought to be enforced.

     15. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Any attempted assignment by either party without the consent of the other party hereto shall be null and void and of no force or effect, except that Hahn may assign its rights under this Agreement to Auto Works or to any party which assumes the liabilities of Auto Works with respect to Lease Claims.

     16. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision.

     17. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable in the case of agreements made and to be performed entirely within such State, without regard to the conflicts of law rules thereof.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the ___ day of January, 1997.

                                HAHN AUTOMOTIVE WAREHOUSE, INC.

                                By: s//David Beckerman
                                Its: Vice President


                                   CSK GROUP, LTD.

                                   By: s//James Bazlen
                                   Its:



     David LaBau and James Bazlen execute this Agreement for the sole purpose of entering into the release set forth in Section 7 thereof.


                              S//David LaBau
                              David LaBau

                              s//James Bazlen
                              James Bazlen

STATE OF NEW YORK
COUNTY OF MONROE ) ss:

     On January 22, 1997, before me personally came David
Beckerman to me known, who, by me duly sworn, did depose and say that deponent resides at 17 Cranston Road, Pittsford, NY 14534, that deponent is the Vice President of Hahn Automotive Warehouse, Inc., the corporation described in, and which executed the foregoing Settlement Agreement, and that deponent signed deponent's name by order of its Board of Directors.

                              s//Albert J. Van Erp
                              Notary Public





STATE OF ARIZONA
COUNTY OF MARICOPA ) ss:

     On January __, 1997, before me personally came __________ ________________________, to me known, who, by me duly sworn, did depose and say that deponent resides at ________________________ _________________, that deponent is the ________________ of CSK
Group, Ltd., the corporation described in, and which executed the foregoing Settlement Agreement, and that deponent signed deponent's name by order of its Board of Directors.


                              _______________________________
                                   Notary Public




STATE OF ARIZONA
COUNTY OF MARICOPA ) ss:

     On January __, 1997, before me personally came David LaBau to me known, and known to be the individual described in, and who executed the foregoing Settlement Agreement, and he duly acknowledged to me that he executed the same.


                              _______________________________

Notary Public





STATE OF ARIZONA
COUNTY OF MARICOPA ) ss:

     On January __, 1997, before me personally came James Bazlen to me known, and known to be the individual described in, and who executed the foregoing Settlement Agreement, and he duly acknowledged to me that he executed the same.


                              _______________________________
                                   Notary Public



                           Exhibit A

                    to Settlement Agreement



The leases which are the subject of this Settlement Agreement are all real property leases assigned by Auto Works to Whitlock pursuant to an Asset Purchase Agreement dated September 20, 1991 between Whitlock and Auto Works as they exist on the date hereof. These real property leases are further described in Schedule
3.1.4 to such Asset Purchase Agreement, a copy of which (consisting of 9 pages) is attached solely for purposes of identification and without representation or warranty by any party as to any of the contents thereof.

                         Schedule 3.1.4

                       Leased Real Estate


Auto Works Store No. 3310
3752 N. Elston Avenue
Chicago, IL 60618

     Sublease Agreement by and between Perry Drugs Company, an
Illinois corporation, and Perry Drug Stores, Inc., an Illinois corporation d/b/a Perry Auto Works, Inc. dated October 6, 1983.

     Agreement of Sublease  and Lease by and between Dominick's
Finer Foods, Inc., a Delaware corporation and Perry Drugs
Company, an Illinois corporation dated May 5, 1983.

     Assignment and Assumption of Sublease by and between Perry
Auto Works, Inc., an Illinois corporation and Auto Works, Inc.
dated September 1, 1985.

     Lease information:

          Commencement:            10/6/83
          Expiration:              2/27/2002
          Pro Rata Share:
               Taxes:              28.25%
               Insurance:          28.25%
               Operating Exp:      28.25%
               Consent Required:   Yes


Auto Works Store No. 3313
6706 W. Greenfield Avenue
West Allis, WI 53214

     Lease Agreement between West Allis Shopping Center
Associates and Auto Works, Inc., a Michigan corporation dated
October 23, 1989.

     Memorandum of Lease by and between West Allis Shopping
Center Associates, a Wisconsin co-partnership and Auto Works,
Inc., a Michigan corporation dated March 26, 1990.
     Lease information:

          Commencement:            1/18/90
          Expiration:              1/31/95
          Pro Rata Share:
               Taxes:              4.94%
               Insurance:          4.94%
               Operating Exp:      4.94%
               Consent Required:   Yes


Auto Works Store No. 3329
2237 N. Lewis Avenue
Waukegan, IL 60085

     Lease Agreement by and between LaSalle National Bank of
Chicago as Trustee under Trust Agreement Numbers 10-16889-09 and
10-16890-09 and Perry Auto Works, Inc., an Illinois corporation dated September 18, 1984.

     Assignment and Assumption of Lease by and between Perry Auto
Works, Inc., an Illinois corporation and Auto Works, Inc., a
Michigan corporation dated September 1, 1985.

     Estoppel Certificate signed by Auto Works, Inc. dated
December 2, 1986.

     Subordination, Attornment and Non-Disturbance Agreement between Auto Works, Inc. and Standard Federal Savings and Loan
Association dated December 2, 1986.

     Lease information:

          Commencement:            10/31/84
          Expiration:              10/31/99
          Pro Rata Share:
               Taxes:              32.22%
               Insurance:          32.22%
               Operating Exp:      32.22%


Auto Works Store No. 3331
1357 S. 108th Street
West Allis, WI 53214

     Lease Agreement by and between Auto Works, Inc., a Michigan corporation and Jensam-Perry Investments, a Michigan co-partnership dated May 7, 1985.

     Subordination, Non-Disturbance and Attornment Agreement by and between Michigan National Bank and Auto Works, Inc., a
Michigan corporation dated June 28, 1990.

     Lease information:

          Commencement:            5/7/85
          Expiration:              10/31/2005
          Pro Rata Share:
               Taxes:              33.3%
               Insurance:          33.3%
               Operating Exp:      33.3%


Auto Works Store No. 3332
2376 W. Washington
West Bend, WI 53095

     Sublease Agreement by and between Perry Drugs Company, an
Illinois corporation and Auto Works, Inc., a Michigan corporation dated October 18, 1984.

     Lease information:

          Commencement:            10/18/84
          Expiration:              10/31/2004
          Pro Rata Share:
               Taxes:              33.52%
               Insurance:          33.52%
               Operating Exp:      33.52%
                              Consent Required:   Yes.
                              The consent of the prime
                              landlord may be required.


Auto Works Store No. 3343
2968 S. Chase
Milwaukee, WI 53207

     Lease Agreement by and between Auto Works, Inc., a Michigan corporation and Metropolitan Holding Company dated December 10,
1984.

     Tenant Acceptance Letter to Northern Life Insurance Company signed by Auto Works, Inc. dated January 16, 1986.
     Lease information:

          Commencement:            9/12/85
          Expiration:              10/31/2005
          Pro Rata Share:
               Taxes:              20.70%
               Insurance:          20.70%
               Operating Exp:      20.70%
                              Consent Required:
                              Consent or waiver of
                              termination provision required
                              to be delivered to the   Purchaser.


Auto Works Store No. 3344
241 S. Bolingbrook
Bolingbrook, IL 60439

     Lease Agreement by and between LaSalle National Bank and
Perry Drug Stores, Inc., an Illinois corporation d/b/a Perry Auto
Works dated May 4, 1984.

     Assignment and Assumption of Lease by and between Perry Auto
Works, Inc., an Illinois corporation and Auto Works, Inc., a
Michigan corporation dated September 1, 1985.

     Estoppel Certificate signed by Auto Works, Inc., a Michigan corporation dated July 9, 1990.

     Lease information:

          Commencement:            11/5/85
          Expiration:              10/31/2001
          Pro Rata Share:
               Taxes:              5.38%
               Insurance:          5.38%
               Operating Exp:      5.38%
                              Consent Required:
                              Consent or waiver of
                              termination provision required
                              to be delivered to the   Purchaser.


Auto Works Store No. 3514
4646 Western Avenue
South Bend, IN 46619

     Lease Agreement by and between Colpaert Realty Corporation, an Indiana corporation and Auto Works, Inc., a Michigan corporation dated October 30, 1986.

     Letter Agreement by and between Colpaert Realty Corporation, an Indiana corporation and Auto Works, Inc., a Michigan corporation dated August 6, 1991 (Not yet signed by Colpaert).

     Lease information:

          Commencement:            4/1/87
          Expiration:              4/30/97
          Pro Rata Share:
               Taxes:              8.9%
               Insurance:          8.9%
               Operating Exp:      8.9%


Auto Works Store No. 3532
4043 S. Michigan
South Bend, IN  46614

     Commercial Lease Agreement by and between Marvin P. Borr and
Fleenor's Inc., an Indiana corporation dated July 19, 1979.

     Consent to Assignment of Lease by and between S.B.
Associates, Inc. and Fleenor's Inc. dated July 19, 1979.

     Assignment and Assumption of Lease by and between Fleenor's
Inc., an Indiana corporation and FAS Auto Works, Inc., a Michigan corporation dated July 19, 1979.

     Assignment of Lessor's Interest in Leases by and between S.B. Associates, Inc., an Indiana corporation and Marvin P. Borr (Assignor) and American National Bank and Trust Company of South Bend, a national banking corporation (Assignee) dated October 31, 1980.

     First Amendment to Lease Agreement by and between Lloyd V.
Weldy, an individual, an individual, successor to Marvin P. Borr and Auto Works, Inc., a Michigan corporation dated August 6,
1991.

     Lease information:

          Commencement:            8/1/79
          Expiration:              7/31/92
          Consent Required:        Yes

Auto Works Store No. 3538
1915 N. Cassapolis Street
Elkhart, IN 46514

     Lease Agreement by and between Clarion III Partnership, an
Indiana partnership and FAS Auto Works, Inc., a Michigan corporation dated March 18, 1986.

     Lease information:

          Commencement:            10/10/86
          Expiration:              10/31/2001


Auto Works Store No. 3540
51978 U.S. 31 North
South Bend, IN 46637

     Lease Agreement by and between Neville J. Gough and Arnold
G. Gough and Fleenor's Inc. dated May 26, 1976.

     Assignment and Assumption of Lease by and between Fleenor's
Inc., an Indiana corporation and FAS Auto Works, Inc., a Michigan corporation dated September 27, 1983.

     Consent to Assignment of Lease by and between Roberta M.
Gough and Mary Ann Gough and Fleenor's Inc. dated September 21,
1983.

     First Amendment to Lease Agreement by and between Neville J.
Gough and Arnold G. Gough and Auto Works, Inc., a Michigan corporation dated June 28, 1991.

     Lease information:

          Commencement:            8/1/76
          Expiration:              7/31/92
          Consent Required:        Yes


Auto Works Store No. 3541
1640 Route #41
Schererville, IN 46375

     Sublease Agreement by and between May's Family Centers, Inc.
and FAS Auto Works, Inc. dated February 24, 1984.

     Non-Disturbance and Attornment Agreement by and between May's Family Centers, Inc. and FAS Auto Works, Inc. and Lake
County Trust Company dated February 24, 1984.

     Lease information:

          Commencement:            4/16/84
          Expiration:              10/31/92
                              Consent Required: No.
                              The consent of the prime
                              landlord may be required.


Auto Works Store No. 3553
2528 Peddlers Village
Goshen, IN 46526

     Sublease Agreement by and between Perry Drugs Company, an
Illinois corporation and FAS Auto Works, Inc., a Michigan corporation dated October 22, 1984.

     Sublease Assignment and Assumption Agreement by and between Perry Drugs Company, an Illinois corporation (Assignor) and Hook-
SuperX, Inc. (Assignee) dated April, 1990.

     Lease information:

          Commencement:            10/22/84
          Expiration:              10/31/04
          Pro Rata Share:
               Taxes:              33.52%
               Insurance:          33.52%
               Operating Exp:      33.52%
                                   Consent Required:
                                   Consent or waiver of
                                   termination provision required
                                   to be delivered to the
                                   Purchaser.


Auto Works Store No. 3555
1911 N. Michigan
Plymouth, IN 46563

     Lease Agreement by and between Plymouth Plaza, an Indiana limited partnership and FAS Auto Works, Inc., a Michigan corporation dated August 22, 1984.

     Letter Agreement by and between Plymouth Plaza, an Indiana limited partnership and Auto Works, Inc., a Michigan corporation dated August 6, 1991.

     Lease information:

          Commencement:            12/7/84
          Expiration:              10/31/2000
          Pro Rata Share:
               Taxes:              4.1%
               Insurance:          4.1%
               Operating Exp:      3.9%


Auto Works Store No. 3579
322 N. Detroit Street
Warsaw, IN 46580

     Lease Agreement by and between Warsaw Service Center, Inc., an Indiana corporation and FAS Auto Works, Inc., a Michigan corporation dated October 30, 1984.

     Notice of Lease by and between Warsaw Service Center, Inc.
and FAS Auto Works, Inc. dated October 30, 1984.

     Lease information:

          Commencement:            11/1/85
          Expiration:              10/31/95
                                   Consent Required:
                                   Consent or waiver of
                                   termination provision required
                                   to be delivered to the
                                   Purchaser.


Auto Works Store No. 3584
5398 Broadway
Merrillville, IN 46410

     Lease Agreement by and between Lake County Trust Company as
Trustee and FAS Auto Works, Inc., a Michigan corporation dated
November 6, 1985.

     Lease information:

          Commencement:            2/15/86
          Expiration:              10/31/96
          Pro Rata Share:
               Taxes:              20.8% (of tax parcel)
               Insurance:          4.16%


Auto Works Store No. 3725
3430 52nd Street
Kenosha, WI  53142

     Lease Agreement by and between Kenosha Associates and Auto
Works, Inc., a Michigan corporation dated April 23, 1987.

     Subordination, Non-Disturbance and Attornment Agreement by and between General Electric Capital Corporation and Auto works,
Inc., a Michigan corporation dated October 19, 1989.

     Tenant Estoppel Certificate to General Electric Capital
Corporation signed by Auto Works, Inc., a Michigan corporation dated October 19, 1989.

     Lease information:

          Commencement:            10/12/87
          Expiration:              4/30/98
          Pro Rata Share:
               Taxes:              4.59%
               Insurance:          4.59%
               Operating Exp:      .59%


Auto Works Store No. 3726
4283 S. 76th Street
Greenfield, WI 53220

     Lease Agreement by and between David S. Israel and Auto
Works, Inc., a Michigan corporation dated June 22, 1987.

     Tenant Estoppel Letter to American National Bank and Trust
Company of Chicago signed by Auto Works, Inc., a Michigan corporation dated August 12, 1987.

     Lease information:

          Commencement:            9/21/87
          Expiration:              4/30/98
          Pro Rata Share:
               Taxes:              9.18%
               Insurance:          16.9%
               Operating Exp:      16.9%


Auto Works Store No. 3729
320 E. Capitol Drive
Milwaukee, WI 53212

     Lease Agreement by and between Frank P. Crivello and Joseph
A. Crivello and Auto Works, Inc., a Michigan corporation dated
August 24, 1989.

     Tenant Estoppel Certificate signed by Auto Works, Inc., a
Michigan corporation dated January 12, 1990.

     Memorandum of Lease by and between Frank P. Crivello and Joseph A. Crivello d/b/a Crivello Properties and Auto Works,
Inc., a Michigan corporation dated June 1, 1990.

     Lease information:

          Commencement:            11/1/89
          Expiration:              4/30/98
          Pro Rata Share:
               Taxes:              7.24%
               Insurance:          5.59%
               Operating Exp:      5.59%
               Consent Required:   Yes


Auto Works Store No. 3741
136 E. McKinley
Mishawaka, IN  46545

     Lease Agreement by and between Magnum Investments, Inc., an
Indiana corporation and Auto Works, Inc., a Michigan corporation dated December 12, 1989.

     Subordination, Non-Disturbance and Attornment Agreement by and between Ameritrust National Bank Michiana, a national banking association and Auto Works, Inc., a Michigan corporation dated
February 20, 1990.

     Memorandum of Lease by and between Magnum Investments, Inc., an Indiana corporation and Auto Works, Inc., a Michigan corporation dated March 30, 1990.


Lease information:

          Commencement:            2/24/90
          Expiration:              2/28/05
          Pro Rata Share:
               Taxes:              19.25%
               Insurance:          19.25%
               Operating Exp:      19.25%


Auto Works Store No. 3743
1957 Oak Street
Niles, MI  49120

     Lease Agreement by and between Eastgate Associates, a limited partnership and Auto Works, Inc., a Michigan corporation dated July 24, 1987.

     Tenant Estoppel Certificate to Michigan National Bank signed by Auto Works, Inc. dated July 31, 1991.

     Lease information:

          Commencement:            1/20/88
          Expiration:              4/30/98
          Pro Rata Share:
               Taxes:              2.89%
               Insurance:          2.89%
               Operating Exp:      2.89%



Auto Works Store No. 3773
U.S. Highway 31 and 33 at Darden
South Bend, IN

     Lease Agreement by and between Apex Properties, Inc. and
Auto Works, Inc., a Michigan corporation dated July 31, 1991.

     Memorandum of Lease by and between Apex Properties, Inc. and Auto Works, Inc., a Michigan corporation dated July 31, 1991.

     Subordination, Non-Disturbance and Attornment Agreement by and between Ameritrust National Bank Michiana, a national banking corporation, and Auto Works, Inc., a Michigan corporation dated
July 31, 1991.

     Lease information:

          Consent required:   Yes

     This store is not yet open and construction is not complete.



                           EXHIBIT B

                    to Settlement Agreement



Hahn has incurred the following Lease Expenses to date:

     Store No. 3344             <F1> $100,000.00
     Store No. 3741                    46,125.35
     Store No. 3773                     3,801.73
     Legal fees (billed and
     estimated unbilled)               12,000.00

                                     $161,927.08

[FN]

<F1> Includes amounts incurred but not yet paid.

[/FN]

                           EXHIBIT C

UNITED STATES DISTRICT COURT
WESTERN DISTRICT OF NEW YORK
_________________________________________
HAHN AUTOMOTIVE WAREHOUSE, INC.,

                              Plaintiff,
                                                    NOTICE OF
          vs.                                       DISMISSAL

CSK HOLDINGS LTD, (formerly known as         Civil Action No.
NORTHERN AUTOMOTIVE HOLDINGS                 96-CV-6486T
CORPORATION), CSK GROUP, LTD., DAVID
LABAU and JAMES BAZLEN,
                              Defendants.

__________________________________________

     PLEASE TAKE NOTICE that pursuant to Fed.R.Civ.P. 41(a),

Plaintiff, Hahn Automotive Warehouse, Inc., hereby voluntarily dismisses the action entitled "Hahn Automotive Warehouse, Inc. v. CSK

Holdings Ltd. (formerly known as Northern Automotive Holdings

Corporation), CSK Group, Ltd., David LaBau, and James Bazlen, Civil

Action No. 96-CV-6486T," with prejudice.

DATED:    January   , 1997
          Rochester, New York
                                   WOODS, OVIATT, GILMAN,
                                   STURMAN & CLARKE LLP

                                   By:  s//William G. Bauer
                                   William G. Bauer, Esq.
                                   Attorneys for Plaintiff
                                   44 Exchange Street
                                   Rochester, New York  14614
                                   (716)  454-5370

Of Counsel:    Beryl Nusbaum
               William G. Bauer

                           EXHIBIT D

                  Status of Lease Negotiations


          Store No. 3310: 3752 N. Elston Avenue, Chicago, Illinois. Auto Works, Inc. ("Auto Works") received no contact from the Landlord in connection with this Lease.

          Store No. 3313: 6706 N. Greenfield Avenue, West Allis, Wisconsin. This Lease, as executed by Auto Works, expired on January 31, 1995. After the assignment from Auto Works to Whitlock, the Landlord and Whitlock extended the term of the lease until January 31, 1998. The Lease contained a renewal option, but the actual renewal was for a shorter term and a lower rent then provided by the renewal option. The attorney for the Landlord has sent notice to Auto Works indicating that Auto Works is liable under the Lease. David Beckerman has informed the Landlord's counsel that Auto Works' position is that Auto Works is not liable under the Lease.

          Store No. 3329: 2237 N. Lewis Avenue, Waukegan, Illinois. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3331:  1357 S. 108th Street, West Allis,
Wisconsin. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3332: 2376 W. Washington, West Bend, Wisconsin. The sublessor, Pharmaceutical Services, Inc., filed a complaint against Auto Works and Rite Aid Corporation in the Surrogate Court of Washington County, Wisconsin, on September 29, 1996, (Case Number 96 CV 390). The Landlord's counsel, James O'Meara, granted various extensions of the defendants' time to answer until January 6, 1997. Lon Novatt, of CSK Auto, Inc., made arrangements with an attorney in Wisconsin to act as local counsel. We understand that an answer was filed by the local counsel on January 6, 1997.

          Store No. 3343: 2968 S. Chase, Milwaukee, Wisconsin. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3344: 241 S. Bolingbrook, Bolingbrook, Illinois. The Landlord sent a default notice to Auto Works on August 15, 1996, demanding payment of $27,376.00 for outstanding base rent, real estate taxes and common area maintenance charges. A settlement was reached with the Landlord pursuant to which Auto Works agreed to pay the Landlord $100,000.00 ($50,000.00 up front and the remaining $50,000.00 in nine equal monthly installments) and Auto Works was released from any further liability under the lease.

          Store No. 3369:  5325 W. Fond Du Lac Avenue, Milwaukee,
Wisconsin. Auto Works has received no contact from the Landlord in connection with this property, which is believed to have been transferred to The Whitlock Corporation in fee.

          Store No. 3514: 4646 Western Avenue, South Bend, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3532:  4043 S. Michigan, South Bend, Indiana.
Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3538:  1915 N. Cassapolis Street, Elkhart,
Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3540: 51978 U.S. 31 North, South Bend, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3541:  1640 Route #41, Schererville, Indiana.
Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3553: 2528 Peddlers Village, Goshen, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3555: 1911 N. Michigan, Plymouth, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3579: 322 N. Detroit Street, Warsaw, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3584: 5398 Broadway, Merrillville, Indiana. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3725: 3430 52nd Street, Kenosha, Wisconsin. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3726: 4283 S. 76th Street, Greenfield, Wisconsin. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3729: 320 E. Capital Drive, Milwaukee, Wisconsin. Auto Works has received no contact from the Landlord in connection with this Lease.

          Store No. 3741: 136 E. McKinley, Mishawaka, Indiana. The Landlord, Magnum Investments, Inc., filed a complaint against Auto Works on March 12, 1996, in the St. Joseph Circuit Court, St. Joseph County, State of Indiana (Cause No. 71C01-9603-CP-00312) demanding payment of $4,896.99 for past due rent. On May 22, 1996, Auto Works paid such amount to the Landlord and the case was dismissed without prejudice. On July 29, 1996, the Landlord filed another complaint in the same court (Cause No. 71CZ01-9607-CP-00864), which claimed that Whitlock rejected the Lease in bankruptcy and that the Tenant failed to make payments due under the Lease. Demand was made for all amounts due under the Lease, reasonable attorney's fees, interest and the cost of the action. In September of 1996, Auto Works paid the Landlord $5,000.00 for the Landlord to delay taking any further action under the lawsuit. On November 25, 1996, Auto Works paid the Landlord an additional $36,228.36 and the Landlord dismissed the lawsuit without prejudice. The payments made by Auto Works were applied by the Landlord as payment in full for the rents due for the months of July through November of 1996 and the property taxes due November 10, 1996, under the Lease. The Landlord's counsel, Joseph Simeri, sent a letter dated December 10, 1996, confirming this agreement.

          Store No. 3743: 1957 Oak Street, Niles, Michigan. Auto Works has received no contact from the Landlord in connection with this Lease.


     Store No. 3773:  U.S. Highway 31-33, Dardon, South Bend,
Indiana. The Landlord, Apex Properties, Inc., has filed two lawsuits against Auto Works. The two suits were brought as joint actions with the suits for Store No. 3741 described in Paragraph 21 above. The first suit was for unpaid rent of $3,801.73. Auto Works paid such amount on May 22, 1996, and the suit was dismissed without prejudice. The second suit was for outstanding real estate taxes in the amount of $3,683.50, plus attorney's fees, interest and the cost of the action. The second lawsuit was dismissed without prejudice. No payments have been made by Auto Works on account of the second lawsuit.
Exhibit 27