Form 10-Q
period 1997-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1997-05-15
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                        March 31, 1997


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

                                1
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 14, 1997; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

                              Index


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance
          Sheets - March 31, 1997 and
          September 30, 1996

          Condensed Consolidated Statements
          of Income - for the six months and three months ended March 31, 1997 and March 31, 1996
          Condensed Consolidated Statements
          of Cash Flows - for the six months
          ended March 31, 1997 and March 31, 1996

          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

                                2


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBIT INDEX


     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
     (In Thousands except share data)
ASSETS                                      3/31/97   9/30/96

                                           (Unaudited)
Current Assets:
  Cash                                         $194       $199
  Accounts Receivable:
    Trade, net of allowance for
      doubtful accounts                      18,752     17,575
  Inventory                                  77,017     70,914
  Other Current Assets                        1,816      2,608
Total Current Assets                         97,779     91,296

Property, Equipment, and Leasehold
  Improvements, net                          13,668     13,362
Other Assets                                  4,686      4,300

Total Assets                               $116,133   $108,958

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
    and capital lease obligations            $3,371     $3,389

  Notes Payable-Officers and
    Affiliates                                2,382      2,560
  Accounts Payable                           27,345     19,452
  Compensation Related Liabilities            2,760      3,274

                                               3

  Other Accrued Expenses                      2,134      5,891
Total Current Liabilities                    37,992     34,566

Long-term Debt                               45,735     40,443
Capital Lease Obligations                       313        450
Total Liabilities                            84,040     75,459

Shareholders' Equity:
  Common Stock (par value $.01
    per share; authorized 20,000,000
    shares; issued and outstanding
    4,745,014 for both periods                   47         46
Additional Paid-in Capital                   25,975     24,607
Retained Earnings                             6,071      8,846
Total Shareholders' Equity                   32,093     33,499

Total Liabilities and Shareholders' Equity $116,133   $108,958

 HAHN AUTOMOTIVE WAREHOUSE,
            INC.
   CONDENSED CONSOLIDATED
         STATEMENTS
         OF INCOME
  (In Thousands except per
        share data)
        (Unaudited)
                                    For the 6 months
                                    Ended March 31,

                                    1997           1996
Net Sales                          $101,895        $104,756

Cost of Products Sold                60,332          60,937

Gross Profit                         41,563          43,819

Selling, General
  Administrative Expense             40,336          40,622

Depreciation and

                                                  4

  Amortization                        1,528           1,605

Income (Loss) from
  Operations                          (301)           1,592

Interest Expense                    (2,246)         (2,189)

Interest and Service
  Charge Income                         244             251

Income (Loss) Before Taxes          (2,303)           (346)

Income Taxes (Refundable)             (900)           (138)

Net Income (Loss)                  ($1,403)          ($208)

Net Income (Loss)
  Per Share                         ($0.30)         ($0.04)

Weighted Shares
  Outstanding                     4,745,014       4,745,014




 HAHN AUTOMOTIVE WAREHOUSE,
            INC.
   CONDENSED CONSOLIDATED
         STATEMENTS
         OF INCOME
  (In Thousands except per
        share data)
        (Unaudited)
                                  For The 3 Months
                                   Ended March 31,

                                  1997           1996
Net Sales                           $50,067         $52,079

                                                  5

Cost of Products Sold                29,392          29,831

Gross Profit                         20,675          22,248

Selling, General
  Administrative Expense             21,281          20,934

Depreciation and
  Amortization                          767             801

Income (Loss) from
  Operations                         (1373)             513

Interest Expense                    (1,175)         (1,114)

Interest and Service
  Charge Income                         126             134

Income (Loss) Before Taxes          (2,422)           (467)

Income Taxes (Refundable)             (947)           (186)

Net Income (Loss)                  ($1,475)          ($281)

Net Income (Loss)
  Per Share                         ($0.31)         ($0.06)

Weighted Shares
  Outstanding                     4,745,014       4,745,014


   HAHN AUTOMOTIVE WAREHOUSE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS
 (In Thousands except per share data)
             (Unaudited)


                                                         6

                                        6 Mo. Ended 6 Mo. Ended
                                          3/31/97     3/31/96


Cash Flows from Operating
  Activities:
  Net Income (Loss)                        ($1,403)        ($208)
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash Used
    In Operating Activities:
      Depreciation and Amortization           1,528         1,605
      Provision for Doubtful
      Accounts and Notes                        374           396

Changes in Assets and Liabilities:
  Trade Receivables                         (1,551)       (1,228)
  Inventory                                 (6,103)           616
  Other Assets                                  (3)           376
  Accounts Payable and Other
    Accruals                                  3,622       (7,566)

Net Cash Provided By (Used in)
  Operating Activities                      (3,536)       (6,009)

Cash Flows from Investing
  Activities:
  Additions to Property, Equipment
    and Leasehold Improvements              (1,427)         (744)
  Net Cash Used in Investing
    Acitvities                              (1,427)         (744)

Cash Flows from Financing
  Activities:
  Net Borrowings Under (payment of)
    Line of Credit                            4,000         5,259
  Proceeds from Long-term Debt
    and Demand Notes                          1,519         2,671
  Payment of Long-term Debt
    and Demand Notes                          (169)         (784)

                                                         7
  Payment of Notes Payable -
    Officers and Affiliates                   (178)         (145)
  Payment of Capital Lease
    Obligations                               (214)         (255)

  Net Cash Provided By Financing
    Activities                                4,958         6,746

Net Increase (Decrease) in Cash                 (5)           (7)

Cash at Beginning of Year                       199           205

Cash at End of Period                           194           198



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1996 on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

                                8

Operating results for the six month period ended March  31,  1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

      On May 1, 1997, the Company acquired the assets of Finn of Canandaigua, Inc. (Finn) for $831,000 of which $450,000 was paid in cash and the balance in deferred payments. The $450,000 in cash was funded with borrowings under the company's line of credit. This acquisition's results will be included with the jobbing stores within the three-step division. Finn was previously a customer of the Rochester Distribution Center.



3.  Stockholders' Equity

On March 14, 1997, the Board of Directors declared a 4% stock dividend on the Company's common stock, payable May 1, 1997 to shareholders of record as of April 10, 1997. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at March 31, 1997. Earnings per share and weighted average shares outstanding have been presented as if the stock dividend had occurred at the beginning of fiscal year 1996.

4.  Debt (in thousands)

Long-term debt consists of the following:

                                      3/31/97     9/30/96
Revolving Credit                       40,000      36,000
 Senior Secured Notes                   6,400       6,400
 Other Long-term Debt                   2,340         990

                                                   9
         Less Current                 (3,005)     (2,947)
           Maturities
                                      $45,735     $40,443

The Company's revolving line of credit is provided pursuant to a Credit Facility Agreement with a banking syndicate which expires June 26, 1999. Under the Credit Agreement, the Company may borrow, repay and reborrow up to a maximum of $50.0 million. Interest is payable at LIBOR plus 1.125% to 2.25% and prime plus 0% to 1% for the revolving line of credit and swing line of credit, respectively. The exact rate is dependent upon the Company's financial performance. The LIBOR and prime rates were 6.00% and 8.25%, respectively, at September 30, 1996, and 5.69% and 8.50%, respectively, at March 31, 1997.

The Senior Secured Notes are due June 15, 1999, and require single annual sinking fund payments of $2.2 million with a final payment of $2.1 million due June 15, 1999. The Senior Secured Notes may be prepaid, subject to a prepayment penalty. Interest at 10.25% is payable semi-annually in June and December.

The Credit Agreement and Senior Secured Notes are collateralized by substantially all of the Company's assets and contain covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. At March 31, 1997, the Company was in compliance with all covenants under the Credit Agreement and Senior Secured Notes agreement.

Upon the failure of the Company to comply with any covenant contained in the Credit Agreement or upon the occurrence of an event of default, the rate of interest may be increased to a rate at all times equal to two percent (2%) above the rate of interest which would be in effect absent such failure of compliance or default. Such increased rate is to remain in effect, through and including the end of the fiscal quarter in which such failure of compliance is remedied and the Borrower is in compliance with the covenant. Whereby, in the case of default, such increased rate remains in effect through payment in full of all obligations and cancellation of further commitments to lend under the Credit Agreement, or written waiver of such event of default by the Bank, whichever is earlier.

The Company is obligated under promissory notes dated February 1, 1996 (Executed June 26, 1996) in favor of its Chief Executive Officer and its President, in the aggregate original principal amount of $2.2 million. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing on January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain

                               10
defined amounts.  Final principal and interest payments are due
February 1, 2001.

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

On October 14, 1996 and on May 1, 1997, the Company acquired the assets of Nu-Way Auto Parts, Inc. and Finn of Canandaigua, Inc. respectively. For further description, see paragraph two herein entitled "Acquisitions under Notes to Condensed Consolidated Financial Statements".

Hahn Automotive Warehouse, Inc. (the "Company") operates its business both through the Company and its wholly-owned subsidiaries, AUTOWORKS, Inc. and Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operation of the Company on a consolidated basis.

Results of Operations

The Company's net sales were $50.1 million in the second quarter of fiscal 1997, (ended March 31, 1997), a $2.0 million decrease from the second quarter sales of $52.1 million in the second quarter of fiscal 1996, (ended March 31, 1996). During the current quarter, Direct Distribution sales, (which includes the acquisition of the four Nu-Way locations), increased $1.4 million and Distribution Center sales increased $1.2 million, while Advantage Store sales decreased $1.2 million and AUTOWORKS sales declined by $3.4 million. The majority of the AUTOWORKS sales decrease resulted from a net reduction of 15 retail stores, the mild winter and increased competition. On a comparable store

                               11
basis, AUTOWORKS sales fell by 10.7%. As a percentage of net sales, contributions by each division for the current quarter were as follows: AUTOWORKS - 32.8%, Distribution Centers - 33.1%, Advantage Stores - 24.9%, and the Direct Distribution Centers - 9.2%.

Gross profit decreased $1.6 million to $20.7 million for the current quarter, or 41.3% of net sales from $22.2 million or 42.7% of net sales, in the same quarter last year. The decrease in gross profit dollars is a result of the decrease in sales discussed above. The decrease in gross profit percentage is attributable to the decline in the net sales of the Advantage Stores as a percentage of total Company net sales.

Selling, general and administrative expense for the current quarter increased by $347,000 over the same quarter in fiscal 1996. As a percentage of net sales, selling, general and administrative expense increased to 42.5% compared to 40.2% for the same quarter a year ago. These increases reflect the conversion of the Nu-Way stores to Direct Distribution Centers and additional expenses incurred with the closing of 15 and opening of three AUTOWORKS stores during the current quarter.
The percentage of increase in selling, general and administrative expense was partially offset by a decrease in the expense percentage at the Distribution Centers.

Depreciation and amortization decreased $34,000, (which was partially offset by the Nu-Way Acquisition), in the quarter ended March 31, 1997, to $767,000 from $801,000 for the same period of the prior fiscal year. This decrease is the result of the decrease in capital expenditures during the previous fiscal year as a result of the Company's policy of generally leasing fixed asset replacements (i.e. vehicles and computers) instead of purchasing them due to restrictions under the Company's Credit Facility Agreement.

Interest expense increased by $61,000 for the current quarter compared to the same quarter last year. This increase is attributable to slightly higher average borrowings in the second quarter of fiscal 1997, primarily due to the Nu-Way acquisition.

As a result of the factors discussed above, the Company's net loss increased from $281,000 or $.06 per share for the second fiscal quarter of 1996, to $1.5 million or $.31 per share for the second fiscal quarter this year.


Results of Operations - six months ended March 31, 1997, compared to six months ended March 31, 1996.

The Company's net sales decreased $2.9 million or 2.7% from

                               12
$104.8 million for the six months ended March 31, 1996 to $101.9 million for the corresponding fiscal six months of 1997. This was due to a decrease in sales of $7.5 million and $1.4 million at the AUTOWORKS division and the Advantage Stores, respectively; these decreases were partially offset by increases of $3.0 million and $3.1 million in sales in the Distribution Centers and the Direct Distribution Centers, respectively. The major factors in the AUTOWORKS sales decline were the net reduction of 15 retail stores since March 31, 1996, increased competition and the mild winter compared to a severe winter the prior year. On a comparable store basis AUTOWORKS sales declined by 12.0% from the previous fiscal year. As a percentage of Company net sales, contributions by each division for the first six months of fiscal 1996 were as follows: AUTOWORKS - 33.8%, Distribution Centers - 32.4%, Advantage stores - 24.8% and Direct Distribution Centers - 9.0%.

Gross profit decreased for the first six months of the current fiscal year by $2.3 million to $41.6 million from $43.8 million for the same period of the previous fiscal year. As a percentage of sales, gross profit decreased to 40.8% from 41.8% for the previous year. This percentage decrease is primarily due to the increase in Distribution Center sales as a percentage of total Company net sales, while the majority of the dollar decrease is a result of the decrease in sales.

Selling, general and administrative expense declined $286,000 from the comparable period of the previous fiscal year. This is primarily the result of the increased sales percentage of Distribution Center sales and the previous closing of low volume AUTOWORKS stores, most of which was offset by the additional expense of closings and openings of AUTOWORKS stores and the acquisition of the Nu-Way locations which are included in the Direct Distribution Division.

Depreciation and amortization decreased $77,000 from $1.6 million in fiscal 1996 compared to $1.5 million for the same period in the present fiscal year. This decrease is the result of the decrease in capital expenditures during the previous fiscal year as a result of the Company's policy of generally leasing fixed asset replacements (i.e. vehicles and computers) instead of purchasing them due to restrictions under the Credit Facility Agreement.

Interest expense increased $57,000, in the first six months of fiscal 1997, to $2.2 million. This increase is attributable to higher average borrowings due to the Nu-Way acquisition.

As a result of these factors the Company's net loss for the six month period ended March 31, 1997, was increased to $1.4 million or $.30 per share, compared to $208,000 or $.04 per share for the

                               13

six months ended March 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have historically been to fund working capital needs to support growing sales and operations. During the first six months of fiscal 1997, working capital increased $3.1 million due to a $6.1 million increase in inventory (substantially due to the Nu-Way acquisition) and was partially offset by a $3.6 million increase in accounts payable and accrued expenses.

For the six months ended March 31, 1997, net earnings adjusted for non-cash items, including depreciation, amortization and bad debt reserves, dropped by 72.2% for the current year compared to the same period last year. Net cash used by operating activities decreased by 41.2% due primarily to an increase in payables for the comparable six months of last year.

During the six months ended March 31, 1997, the Company invested $1.4 million in capital expenditures, which included the Nu-Way acquisition and the replacement or enhancement of other fixed assets. The Company plans to open three new AUTOWORKS stores during the remainder of the fiscal year. The Company expects that funding for these new operations will be provided through vendor payables which will be supplemented with relocated inventory from closed AUTOWORKS stores.

Financing activities for the first six months produced $5.0 million. These funds generally reflect net borrowings under the Company's revolving credit line that were used to fund the Nu-Way acquisition, and the new AUTOWORKS stores. During the third fiscal quarter, the Company is required to make a $2.2 million payment on its Senior Secured Notes and regular monthly payments on other Notes. The Company expects to be able to make these payments through funds generated from operations and net borrowing under its revolving credit line.

As of May 14, 1997, under its revolving credit line, the Company had outstanding borrowings in the principal amount of $47.0 million, generally bearing interest at 7.7% per annum, and availability of $3.0 million. Since the close of the second quarter, the bank syndicate has increased the maximum credit availability under its revolving credit line by $2.5 million to a maximum of $50.0 million.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. The Company anticipates that these sources will provide sufficient working capital to operate its business, make

                               14
expected capital expenditures, and to meet its other short-term and longer-term liquidity needs. The Company currently does not expect to generate cash flow sufficient to fund the repayment of borrowings due under its revolving credit facility upon its maturity in June 1999 and accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings   FLSA - CASE

      On October 31 1995, five former and current managers and senior managers of the Company's AUTOWORKS' subsidiary filed an action in the United States District Court for the Southern District of Ohio, Western Division, seeking to recover allegedly unpaid overtime compensation plus an additional amount of liquidated damages, costs and reasonable attorneys fees under the provisions of the Fair Labor Standards Act ("FLSA"). The plaintiffs did not commence the action as a class action and have not moved for certification. Since the action was commenced, however, twenty-two additional employees filed written notices of consent to join the action.

      On April 17, 1997, the District Court granted partial summary judgment to the plaintiffs on the issue of liability while also denying plaintiffs' summary judgment motion on the issue whether the Company willfully violated the FSLA. In finding liability, the Court held that because certain managers and senior assistant managers were, as a disciplinary measure, suspended without pay, no managers or senior assistant managers were exempt from the overtime requirement under FLSA. The Court also denied the Company's cross-motion for partial summary judgment on the issue of willfulness and the validity of certain Department of Labor regulations. The Company intends to move to reargument and, if an adverse decision is rendered, to eventually appeal.

      The Company maintains that the claimed hours worked, the regular rate of pay sought and the computation of overtime rates are grossly overinflated. Moreover, the Company contends that it has complied with the "window of correction" defense provided for by the FLSA regulations that required the Company to both cease the practice and reimburse the suspended individuals to avoid liability. The Company asserts that a recent Supreme Court ruling supports its contention that it complied with the "window of correction" defense. Therefore, the Company believes that any ultimate recovery by the plaintiffs will be significantly limited. The Company does not believe that the amount, if any, which the plaintiffs may recover in this action will be material to the Company's financial condition, results of operation or cash flow.

Item 4.   Submission of Matters to a Vote of Security Holders.

                               15
          (a) The Company held its Annual Meeting of Shareholders on March 14, 1997.

          (b) At said Annual Meeting of Shareholders the following nominees were elected to the Board of Directors:

                    Daniel J. Chessin
                    Ira D. Jevotovsky
                    Stephen B. Ashley
                    E. Philip Saunders

     The number of votes cast for the election of directors were as follows:

                                              Votes
                              Votes For      Withheld

          Daniel J. Chessin   4,139,603       221,011
          Ira D. Jevotovsky   4,139,603       221,011
          Stephen B. Ashley   4,140,203       220,411
          E. Philip Saunders  4,140,203       220,411

          There were no broker non-votes.

      The terms of the following directors continued after the meeting:

                    Michael Futerman
                    Eli N. Futerman
                    Gordon E. Forth
                    Robert I. Israel

    (c) Shareholders approved a second amendment to the 1992 Stock Option Plan which, among other things, increased the number of shares available for issuance pursuant to the exercise of options granted thereunder to 750,000 shares and extended the term of the 1992 Plan an additional five years, through July 31, 2002.

      The number of votes cast for the Plan Amendment were as follows:

          Votes For       Votes   Withheld  Votes Abstained  Unvoted

          3,236,020             229,165          2,835       892,594

Item 5.   Other Information.

On March 14, 1997 the Company's Board of Directors voted to declare a 4% stock dividend to shareholders of record on April 10, 1997. The stock dividend distribution was made on May 1, 1997. As a

                               16
result, the Company issued 182,501 shares of its common stock on that date.

On May 6, 1997, the Company issued a press release stating that the Company is studying alternatives concerning its AUTOWORKS subsidiary that will maximize the Company's overall performance. The Company has retained an investment banking firm to assist in this effort.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Those exhibits to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such liability is incorporated by reference.

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:s//Mike Futerman
                                      Mike Futerman
                                      Chief Executive Officer




                                   By:s//Eli N. Futerman
                                      Eli N. Futerman
                                      President



                                   By:s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance

                               17


Dated:  May 14, 1997

                          EXHIBIT INDEX



          10.1 Credit Facility Agreement Amendment Number 2

          27   Selected financial information as required for Edgar
electronic filing for the six months ended March 31, 1997.


                          Exhibit 10.1


          CREDIT FACILITY AGREEMENT AMENDMENT NUMBER 2


          THIS CREDIT FACILITY AGREEMENT AMENDMENT NUMBER 2 is made as of the 9th day of April, 1997 by and among HAHN AUTOMOTIVE WAREHOUSE, INC., a New York corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Hahn"), AUTO WORKS, INC., a Michigan corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Auto Works"), and MEISENZAHL AUTO PARTS, INC., a New York corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Meisenzahl", with Hahn, Auto Works, and Meisenzahl collectively called "Borrower"), FLEET BANK, a bank and trust company formed under the laws of the State of New York with offices at One East Avenue, Rochester, New York 14638 ("Agent"), as administrative agent for the "Banks" whose signatures appear on this Amendment Number 2, and each of the Banks ("Banks") whose signatures appear on this Amendment Number 2 and who are parties to the Credit Facility Agreement described below.

          This Credit Facility Agreement Amendment Number 2 amends the Credit Facility Agreement dated as of the 26th day of June, 1996 between the Borrower, the Banks, and the Agent, as amended by Credit Facility Agreement Amendment Number 1 (the "Credit Agreement"). Capitalized terms not otherwise defined herein shall have the meanings given to them by the Credit Agreement.

          The parties hereby agree as follows:

     1.   The following definition in Section 1.1 of the Credit
Agreement is hereby amended to read in its entirety as follows:

               "Proportionate Share" shall mean, for each of the Banks, that percentage which is equal to the percentage of $50,000,000 that its Commitment is.

                               18

     2. Section 2.1 of the Credit Agreement is hereby amended to read in its entirety as follows:

               2.1  Revolving Line.   Subject to the
          terms and conditions of this Agreement, the Banks (with each Bank responsible only for its Commitment) hereby establish for the benefit of the Borrower a revolving line of credit in the aggregate maximum amount of Fifty Million Dollars ($50,000,000), available for (i) working capital purposes,
          (ii) to back letters of credit issued by the Agent for the account of the Borrower pursuant to Article 4 of this Agreement, and
          (iii) to fund up to $600,000 of the purchase price in connection with the Nu-Way
          Acquisition. Subject to the foregoing and the terms of this Agreement including without limitation Article 13, the Borrower may borrow, repay, and reborrow under the Revolving Line so long as the aggregate principal amount outstanding at any time does not exceed the lesser of (i) $50,000,000, or
          (ii) the Revolving Line Availability.

     3. Section 2.9 is hereby amended to add a new paragraph to read as follows:

          On the date of Amendment Number 2 to the Credit Agreement, the Borrower will pay to the Agent, for the benefit of Manufacturers and Traders Trust Company, an origination fee of $8536. Such origination fee shall be paid to Manufacturers and Traders Trust Company and shall not be shared with the other Banks as otherwise required by Section 14.4 of this Agreement.

     4.   The second paragraph of Section 4.1 of the Credit
Agreement is hereby amended to read in its entirety as follows:

               At no time shall Letters of Credit be
          issued that would cause Letter of Credit
          Liabilities in the aggregate then outstanding to exceed $4,750,000, or when aggregated with outstanding amounts under the Revolving Line
          Notes and the Swing Line Note, to exceed the lesser of (i) $50,000,000 and (ii) the then
          Collateral Coverage less Mass Mutual Debt.

     5.   Schedule 1.1(1) is hereby amended to change the

                                  19
Commitment shown for Manufacturers and Traders Trust Company to
$7,500,000.

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

     8. On the date of this Amendment, the Manufacturers and Traders Trust Company shall make an advance to the Borrower equal to its increased Proportionate Share of the aggregate outstanding obligations of the Borrower to the Agent under the Credit Agreement, such advance to be in immediately available funds to the Agent at the Agent Office. The Agent shall use such funds to repay obligations of the Borrower under the Credit Agreement to the Banks other than Manufacturers and Traders Trust Company in amounts equal to the amount outstanding under their respective Revolving Notes greater than their Proportionate Shares of the outstanding obligations of the Borrower under the Credit Agreement.

     9. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any party hereto may execute this Amendment by signing any such counterpart.

     IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of the date first above written.


                         HAHN AUTOMOTIVE WAREHOUSE, INC.


                         By:s//Eli N. Futerman
                              Eli N. Futerman
                         Title: President


                         AUTO WORKS, INC.

                               20

                         By:s//Eli N. Futerman
                              Eli N. Futerman
                         Title: Chief Executive Officer

                         MEISENZAHL AUTO PARTS, INC.


                         By:s//Eli N. Futerman
                              Eli N. Futerman
                         Title: President

                         FLEET BANK


                         By:s//Jeffery S. Holmes
                              Jeffery S. Holmes
                              Vice President
                         THE CHASE MANHATTAN BANK, N.A.


                         By:s//Diana M. Lauria
                              Diana M. Lauria
                              Vice President


                         MANUFACTURERS AND TRADERS
                         TRUST COMPANY


                         By:s//John P. Chantra
                              John P. Chantra
                              Vice President

                         THE SUMITOMO BANK, LIMITED


                         By:s//William N. Paty
                              William N. Paty
                         Title: Vice President and Manager

                         By:s//James Drum
                              James Drum
                         Title: Vice President, NY Office

                           Exhibit 27

           Selected financial information as required for Edgar electronic filing for the six months ended March 31, 1997.

                               21