Form 10-Q
period 1997-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1997-08-15
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        June 30, 1997

Commission File Number                       0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.

     NEW YORK                                16-0467030
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification no.)

     415 West Main Street     Rochester, New York           14608
        (Address of principal executive offices)(Zip Code)

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

YES     X      NO
1
Number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 13, 1997; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

                              Index


                              Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance
          Sheets - June 30, 1997 and
          September 30, 1996

          Condensed Consolidated Statements
          of Income - for the nine months and three months ended June 30, 1997 and June 30, 1996

          Condensed Consolidated Statements
          of Cash Flows - for the nine months
          ended June 30, 1997 and June 30, 1996

          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 3.   Default Upon Senior Securities

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

2

     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
    (In Thousands except share data)
                                            6/30/97   9/30/96
ASSETS                                     Unaudited  Restated
Current Assets:
  Cash                                           $479      $79
  Accounts Receivable:
    Trade, net of allowance for doubtful       21,829   17,052
accounts
  Inventory                                    42,410   41,636
  Other Current Assets                            503      844
Total Current Assets                           65,221   59,611

Net Assets of Discontinued Operations          10,700   29,268
Property, Equipment, and Leasehold              5,395    5,609
Improvements, net
Other Assets                                   12,025    3,332
Total Assets                                  $93,341  $97,820

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt
    and capital lease obligations              $3,249   $3,376
  Current portion - Notes Payable-              2,357    2,560
Officers and Affiliates
  Accounts Payable                             12,877   12,980
  Compensation Related Liabilities              1,695    1,665
  Other Accrued Expenses                        9,259    2,847
Total Current Liabilities                      29,437   23,428

Long-term Debt                                 51,954   40,443
Capital Lease Obligations                         294      450
Total Liabilities                              81,685   64,321

Shareholders' Equity:
  Common Stock (par value $.01 per share;
authorized
  20,000,000 shares; issued and
outstanding
  4,562,513 and 4,745,014 respectively)            47       46
Additional Paid-in Capital                     25,975   24,607
3
Retained Earnings (deficit)                  (14,366)    8,846
Total Shareholders' Equity                     11,656   33,499
Total Liabilities and Shareholders'           $93,341  $97,820
Equity




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands except share and per share data)
     (Unaudited)

                       For the 9             For the 3
                        Months Ended          Months Ended

                        June 30,             June 30,
                         1997        1996      1997      1996
                                  Restated               Restated
Net Sales               $105,422   $102,393   $37,920    $39,441
Cost of Products Sold     65,580     63,155    23,871     24,844
Gross Profit              39,842     39,238    14,049     14,597

Selling, General
  Administrative          33,942     31,611    12,114     11,158
Expense
Depreciation and           1,280      1,347       433        435
Amortization
Income from Operations     4,620      6,280     1,502      3,004

Interest Expense         (3,526)    (3,326)   (1,281)    (1,142)
Interest and Service         341        318       107         74
Charge Income
Income from Continuing
Operations
  Before Taxes             1,435      3,272       328      1,936
Income Taxes                 550      1,250       125        740
Income from Continuing       885      2,022       203      1,196
Operations
Loss from Discontinued
Operations:
Write-down of
Investment in
  Subsidiary, Net of    (18,789)             (18,789)
Tax

4
Loss from Discontinued
Operations,
  Net of Tax             (3,937)    (1,246)   (1,851)      (212)
Total Loss from
Discontinued
  Operations            (22,726)             (20,640)
Net Income (Loss)      ($21,841)       $776  ($20,437)       $984

Income from Continuing
Operations
  Per Share                $0.19      $0.42     $0.04      $0.25
Loss from Discontinued
Operations
  Per Share               (4.79)     (0.26)    (4.35)     (0.04)

Net Income Per Share     ($4.60)      $0.16   ($4.31)      $0.21

Weighted Shares        4,745,014  4,745,014  4,745,014  4,745,014
Outstanding

   HAHN AUTOMOTIVE WAREHOUSE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands except per share data)
             (Unaudited)
                                       9 Mo. Ended  9 Mo. Ended
                                         6/30/97      6/30/96
Cash Flows from Operating Activities:
  Income from Continuing Operations            $885       $2,756
  Items to Reconcile Net Income to Net
Cash Used
    in Operating Activities:
      Depreciation and Amortization           1,240        1,347
      Provision for Doubtful Accounts           458          489
      Loss from Discontinued
Operations
        Before Non-Cash Items               (3,103)        (947)

Changes in Assets and Liabilities:
  Trade Receivables                         (5,235)      (4,151)
  Inventory                                   (774)      (3,967)
  Other Assets                              (1,572)          669
5
  Accounts Payable and Other Accruals         (161)        4,449
  Net Assets of Discontinued                (1,457)      (4,173)
Operations
Net Cash Used in Operating Activities       (9,719)      (3,528)
Cash Flows from Investing Activities:
  Additions to PP&E, net
    Continuing Operations                   (1,026)        (842)
    Discontinued Operations                       0        (306)
  Net Cash Used in Investing                (1,026)      (1,148)
Activities

Cash Flows from Financing Activities:
  Net Borrowings Under Line of Credit        12,069        6,654
  Proceeds from Long-term Debt and            1,908          538
Demand Notes
  Proceeds from Notes-payable -                   0        2,150
Officers and Affiliates
  Payment of Long-term Debt and Demand      (2,425)      (3,720)
Notes
  Payment of Notes Payable - Officers         (203)        (567)
and Affiliates
  Payment of Capital Lease Obligations        (325)        (377)
  Net Cash Provided By Financing             11,024        4,678
Activities

Net Increase in Cash                            279            2

Cash at Beginning of Period                      79           76

Cash at End of Period                           358           78

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result of its bankruptcy filing, the Company's AUTOWORKS, Inc. subsidiary (see note 2) has been deconsolidated. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated
6
financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's basis of presentation. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1996 on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

Operating results for the nine month period ended June  30,  1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. Discontinued Operations

In the third quarter of fiscal 1997, the Company made the decision to exit its retail business. On July 24, 1997, the Company's retail subsidiary, AUTOWORKS, Inc. ("AUTOWORKS"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Under Chapter 11, AUTOWORKS will operate as a debtor-in-possession while its assets are sold or liquidated, and its debts restructured. As a result, the
Company has deconsolidated, and classified as a discontinued operation, the AUTOWORKS' subsidiary. The consolidated financial statements presented herein (including all prior periods' statements which have been restated) reflect all discontinued operations separately from continuing operations.

The  Company  has recorded a provision of $22.7  million  in  the third quarter of fiscal 1997, for the loss expected on the divestment of the AUTOWORKS retail business classified as discontinued operations in the third quarter of fiscal 1997. This provision includes year-to-date operating losses of this business and the write-down of assets to their net realizable value (net of estimated current and projected future tax benefits). The Company has also accrued $6.5 million as a reserve for estimated liability on obligations for which the Company is jointly liable with AUTOWORKS (excluding the Credit Facility Agreement discussed in Note 5 below).

At  June  30,  1997, the assets and liabilities of AUTOWORKS  are summarized as follows:
7
          Assets

          Cash                                           $676
          Inventory                                    14,950
          Building and Fixtures                           850
          Other Assets                                    240
          Total Assets                                $16,716
          Liabilities

          Current Liabilities                         $20,369
          Due to Affiliates                            45,487

          Total Liabilities                           $65,856

          Liabilities Exceeding Assets                $49,140

Operating results of AUTOWORKS for the nine months ended June 30, 1997 are as follows:

     Net Sales                                        $51,054
     Gross Margin                                      22,771
     Loss from Discontinued Operations:
       Loss from Operations                           (6,152)
       Write-down of Assets to Net Realizable Value   (27,402)
       Charge for Estimated Future Operating Losses    (6,855)

     Total Loss from Discontinued Operations         ($40,409)


3.  Acquisitions

On October 14, 1996, the Company acquired the assets of Nu-Way Auto Parts, Inc. ("Nu-Way") for $2.7 million, of which $600,000 was paid in cash and the balance with deferred payments. The $600,000 in cash was funded with borrowings under the Company's revolving line of credit. Nu-Way's four Rochester, New York locations have been integrated into the Company's Direct Distribution (two-step) Division. Nu-Way's operating results have been included in the Company's results of operation from the date of acquisition forward.

On May 1, 1997, the Company acquired the assets of Finn of Canandaigua, Inc. ("Finn") for $831,000 of which $450,000 was paid in cash and the balance in deferred payments. The $450,000 in cash was funded with borrowings under the Company's revolving line of credit. Finn was previously a customer of the Rochester Distribution Center. Finn has been integrated with the Company's jobbing stores within the three-step division. Finn's operating results have been included in the Company's results of operations from the date of acquisition forward.


4.  Stockholders' Equity
8
On March 14, 1997, the Board of Directors declared a 4% stock dividend on the Company's common stock, distributable May 1, 1997 to shareholders of record as of April 10, 1997. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at March 31, 1997. Earnings per share and weighted average shares outstanding have been presented as if the stock dividend had occurred at the beginning of fiscal year 1996.

5.  Debt (in thousands)

Long-term debt consists of the following:


                                                Restated
                                      6/30/97     9/30/96
Revolving Line of                      48,069      36,000
Credit
Senior Secured Notes                    4,250       6,400

Other Long-term Debt                    2,611         978

Less Current                          (2,976)     (2,935)
Maturities

Total                                 $51,954     $40,443

The Company's revolving line of credit is provided pursuant to a Credit Facility Agreement, dated June 26, 1996, among the Company
and  its  wholly-owned subsidiaries and a banking syndicate.   As
described in Note 2 above, on July 24, 1997, the Company's wholly-owned subsidiary, AUTOWORKS, filed for reorganization under
Chapter  11  of the United States Bankruptcy Code.   This  filing
resulted in a default under the Credit Facility Agreement. As of the end of the fiscal 1997 third quarter, the Company failed to meet certain financial covenants under the Credit Facility Agreement resulting in additional defaults under the Credit Facility Agreement. The Company together with its wholly-owned subsidiaries and the banking syndicate have entered into a Waiver, Modification and Third Amendment to the Credit Facility Agreement and Forbearance Agreement dated as of July 24, 1997 (the "Forbearance Agreement"), pursuant to which, among other things, the banking syndicate agreed to forbear from exercising their rights and remedies through November 30, 1997 in the absence of another default, all as more fully described in the "Liquidity and Capital Resources" section appearing in Part I,
Item 2 of this Form 10-Q.

The Senior Secured Notes are outstanding pursuant to a certain Note Agreement, dated December 15, 1989, ("Note Agreement")
9
between the Company and Massachusetts Mutual Life Insurance Company ("Mass Mutual") (which provides for a pre-default
interest  rate  of  10.25%  per annum).   Borrowings  outstanding
pursuant to both the Credit Facility Agreement and the Senior Secured Notes are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries on a pari passu basis pursuant to an Intercreditor Agreement.

The Company defaulted on the Senior Secured Notes as a result of the bankruptcy of AUTOWORKS and cross-default provisions triggered by defaults under the Credit Facility Agreement. The Company and Mass Mutual have executed a Sixth Amendment to Note Agreement, dated as of August 14, 1997, ("the Sixth Amendment") pursuant to which Mass Mutual has agreed to forbear from exercising its rights and remedies on the terms and conditions set forth therein until November 30, 1997, so long as no other defaults occur. On that date, all amounts outstanding under the Senior Secured Notes will become due and payable. The Sixth Amendment is more fully described in the "Liquidity and Capital Resources" section appearing in Part I, Item 2 of this Form 10-Q.

The Company is obligated under Subordinated Notes, dated February 1, 1996 (executed June 26, 1996 in favor of its Chief Executive Officer and President), in the aggregate original principal amount of $2.2 million. Interest accrues on the Subordinated Notes at the rate of 12% per annum and is payable monthly. Commencing on January 1, 1997, the Subordinated Notes require monthly principal payments with possible mandatory prepayments if the Company's net income exceeds certain stated amounts. Final principal and interest payments are due February 1, 2001. However, as a result of the defaults under the Credit Facility Agreement described above, under the Subordination Agreement between the Company and its Chief Executive Officer and President, as modified by the Forbearance Agreement, the Company is permitted to make interest only payments on the Subordinated Notes (so long as no other event of default occurs).


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

Hahn Automotive Warehouse, Inc. (the "Company") operates its business both through the Company and its wholly-owned subsidiary, Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operation of the Company on a consolidated basis.

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and
10
management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments.
The   difference  could  be  caused  by  a  number  of  factors
including,  but  not  limited to,  those  discussed  under  the
heading   "Important   Information  Regarding   Forward-Looking
Statements" in the Company's Annual Report on Form 10-K, dated December 26, 1996, Current Report on Form 8-K, filed July 25, 1997, and Current Report on Form 8-K, filed August 11, 1997 (all of which have been filed with the United States Securities and Exchange Commission (the "Commission") and are incorporated herein), and the Company's press releases. Additional risk and uncertainties that should be considered include the Company's ability to operate within the financial covenants contained in
its   credit   facilities,  as  modified  by  the   Forbearance
Agreement, described below, and ultimately to refinance or replace its bank debt and the Senior Secured Notes referred to below with a permanent credit facility which provides adequate
liquidity for the Company's operating and capital needs.   That
Annual Report and those Current Reports may be obtained by contacting the Commission's public reference operations or
through    the    Commission's   worldwide    web    site    at
http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in that Annual Report, Current Reports and this Quarterly Report any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Recent Events

On October 14, 1996 and on May 1, 1997, respectively the Company acquired the assets of Nu-Way Auto Parts, Inc. ("Nu-Way") and Finn of Canandaigua, Inc. ("Finn"), respectively. For further description, see Note 3 -- "Acquisitions" under Notes to Condensed Consolidated Financial Statements" included elsewhere herein.

During the Company's third fiscal quarter, the Company determined to exit the automotive parts retail business and to cease supporting the continuing operating losses of its wholly-owned subsidiary, AUTOWORKS, Inc. ("AUTOWORKS"). As previously reported in the Company's Current Report on Form 8-K, filed July 25, 1997, on July 24, 1997, AUTOWORKS filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. As a result, the Company has deconsolidated AUTOWORKS and classified it as a discontinued operation in the Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures. In connection with this treatment, the Company recorded a one-time charge of $22.7 million during the third quarter. This
11
charge includes a $27.4 million write-down of assets to net realizable value and $6.1 million for year-to-date net operating losses, all of which is reduced by estimated present and projected future tax benefits. In addition, the Company has accrued $6.5 million as a reserve for estimated liability on obligations for which the Company is jointly liable with AUTOWORKS (excluding the Credit Facility Agreement referred to below). For a further description see Note 2 -- "Discontinued Operations" under the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.

AUTOWORKS has entered into a consensual cash collateral arrangement with the banking syndicate which provided a revolving line of credit to the Company and its wholly-owned subsidiaries, including AUTOWORKS. This arrangement has been preliminarily approved by the Bankruptcy Court with a final hearing scheduled for August 20, 1997. The Company and its wholly-owned subsidiaries have agreed in the Forbearance Agreement with the Company's banking syndicate described below that AUTOWORKS will not be allowed to make any further borrowings under the revolving line of credit and that neither the Company nor any of its subsidiaries will provide any future funding to AUTOWORKS. Going forward, AUTOWORKS' sole source of funding will be from cash flows from its own operations.

On August 5, 1997, AUTOWORKS entered into a definitive agreement with Schottenstein Bernstein Capital Group, LLC, HILCO, LLC and Great American Group, Inc. to act as AUTOWORKS' sole and exclusive agent to sell all of the merchandise meeting certain defined standards and located at its retail stores and the Moraine, Ohio distribution center. A copy of the agreement is filed as an exhibit hereto and incorporated herein. Under the agreement, AUTOWORKS is guaranteed 42.5% of the cost price (as defined therein) of all merchandise meeting certain defined standards and located in its stores and the Moraine warehouse (which the Company estimates will yield approximately $10.7 million). The agreement is subject to approval by the Bankruptcy Court; a motion has been filed with the Court requesting such approval and a return date has been set for August 15, 1997.

Results  of  Operations  - three months  ended  June  30,  1997 compared to three months ended June 30, 1996.

The Company's net sales from continuing operations for the third quarter of fiscal 1997 (ended June 30, 1997), decreased $1.5 million, or 3.9% from net sales of continuing operations for the same quarter of the last fiscal year (ended June 30,
1996). In comparison to the previous fiscal year and on a same store or warehouse basis, for the current quarter, Advantage Auto Stores' net sales decreased 10.3%, and Distribution Centers net sales declined 8.1%. Both declines were due to increased competition and below normal Spring temperatures which generally had a
12
negative impact on the automotive parts aftermarket during this period. Direct Distribution Centers' net sales improved 3.6% on a comparable location basis. With Nu-Way sales included, the Direct Distribution Centers showed a 40.6% increase in net sales. As a percentage of net sales from continuing operations, Distribution Centers contributed 48.2%, Advantage Auto Stores contributed 37.0%, and the Direct Distribution Centers contributed 14.8%.

Gross profit from continuing operations decreased $548,000 to $14.0 million for the current quarter from $14.6 million in the third quarter of the prior fiscal year. The decrease in gross profit dollars is a direct result of the decrease in net sales from continuing operations. Gross profit margin expressed as a percentage of net sales from continuing operations remained constant at 37.0% compared to the same period in fiscal 1996.

Selling, general and administrative expense of continuing operations increased in the current quarter by $956,000 compared to the same period in fiscal 1996. This increase resulted primarily from the Nu-Way acquisition. As a percentage of net sales from continuing operations, expenses increased to 32.0% compared to 28.3% for the same quarter last year. This percentage increase is primarily due to the Company's decrease in Distribution Centers and Advantage Auto Stores net sales without a corresponding decrease in expenses, and the addition of the four Nu-Way locations.

Depreciation and amortization from continuing operations decreased $2,000 in the quarter ended June 30, 1997, to $433,000 from $435,000 for the same period of the prior fiscal year. This slight drop is primarily due to the Company's increased use of operating leases in replacement of capital expenditures and was offset by the Nu-Way and Finn acquisitions.

During  the third quarter, interest expense increased  $139,000
to  $1.28  million.   This increase is due to  slightly  higher
average   outstanding  borrowings  and  the  Nu-Way  and   Finn
acquisitions.

As a result of the factors discussed above, the Company had net income from continuing operations of $203,000 or $.04 per share for the current period compared to $1.2 million or $.25 per share for the same quarter of last fiscal year. Further, as a result of the $22.7 million charge related to the AUTOWORKS business recorded by the Company during the current quarter, the Company had a net loss of $20.4 million for the quarter compared to net income of $984,000 for the same quarter in the previous year.

Results of Operations - nine months ended June 30, 1997, compared to nine months ended June 30, 1996.


13
Net sales from continuing operations increased $3.0 million, or 3.0% from $102.4 million for nine months ended June 30, 1996 to $105.4 million for the corresponding nine months of fiscal 1997. This increase is the result of the strong performance by the Distribution Centers and the Direct Distribution Centers, offset in part by a decrease in net sales by the Advantage Auto Stores jobber division. During the current fiscal year, expressed as a percentage of net sales from continuing operations, Distribution Centers contributed 48.6%, Advantage Auto Stores 37.3% and Direct Distribution Centers 14.1%.

Year-to-date gross profit from continuing operations increased by $604,000 or 1.5% to $39.8 million, over the same period last year. As a percentage of net sales from continuing operations, gross profit declined to 37.8% from 38.3% in the comparable period of fiscal 1996. The gross margin rate decrease is primarily due to decline in Advantage Auto Stores sales as a percentage of the Company's net sales from continuing operations.

Selling, general and administrative expense from continuing operations increased to $33.9 million for the current nine months, an increase of $2.3 million over the same period last year. This increase is primarily the result of the Nu-Way acquisition. As a percentage of net sales from continuing operations, selling, general and administrative expense increased to 32.2% of net sales from continuing operations compared to 30.9% for the same period in fiscal 1996. This percentage increase is mainly due to the Nu-Way acquisition and the decrease in the Advantage Auto Stores net sales.

Depreciation and amortization from continuing operations decreased $67,000 in the current fiscal year as compared to the same nine month period of the previous fiscal year. This decrease is the result of increased usage of leasing for replacement assets and was offset by the Nu-Way and Finn acquisitions.

Interest expense increased $200,000 to $3.5 million from $3.3 million for the same nine month period or the previous fiscal year. This increase resulted from the Nu-Way and Finn acquisitions and slightly higher average borrowings on the Company's revolving line of credit.

As a result of the factors discussed above, the Company had net income from continuing operations of $885,000 or $.19 per share for fiscal 1997's first nine months compared to $2.0 million or $.42 per share for the same period during the last fiscal year. Further, as a result of the $22.7 million charge related to the AUTOWORKS business recorded by the Company during the fiscal 1997 third quarter, the Company had a net loss of $21.8 million for the current nine month period compared to net income of $776,000 for same period of the previous fiscal year.

14
LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirement has historically been to fund working capital needs to support growing sales and operations. As a result of the bankruptcy filing by AUTOWORKS, the Company will have additional cash requirements to meet certain obligations for which the Company has joint liability with AUTOWORKS (other than those under the Credit Facility Agreement referred to below). The Company estimates that these obligations total approximately $6.5 million and has recorded a reserve for this amount. The Company believes that this reserve is adequate for such liabilities; however, this determination involves various estimates and subjective judgments concerning, among other things, the expected performance of the discontinued operation. There can be no assurance that the actual amount of the expenses attributable to these liabilities will not differ from those ultimately incurred by the Company.

For the nine months ended June 30, 1997, income from continuing operations before non-cash items, including depreciation, amortization and bad debt reserves, dropped by 43.8% for the current year compared to the same period last year. During the first nine months of fiscal 1997, working capital from continuing operations decreased $400,000. This decrease was due to a $6.3 million increase in accounts payable and accrued expenses. This increase was partially offset by a $5.6 million increase in inventory and accounts receivable as a result of the Nu-Way and Finn acquisitions and normal seasonal increases. For the first nine months of the current fiscal year, net cash used by operating activities increased by $6.2 million over the same period last year due primarily to the decrease in working capital, lower income from continuing operations and increased losses at AUTOWORKS.

During the nine months ended June 30, 1997, the Company invested in continuing operations $1.0 million in capital expenditures, which included the Nu-Way and Finn acquisitions and the replacement or enhancement of other fixed assets. The Company has no plans to open or acquire any new locations during the remainder of the current fiscal year.
Financing activities for the first nine months of this fiscal year generated net proceeds of $11.0 million. These funds generally reflect net borrowings under the Company's revolving credit line that were used to fund the Nu-Way and Finn acquisitions, seasonal increases in accounts receivable and to fund AUTOWORKS operating losses and related expenses. During the third quarter, the Company made a $2.2 million payment on its Senior Secured Notes held by Massachusetts Mutual Life Insurance Company ("Mass Mutual") and regular monthly payments on all other financing notes.

AUTOWORKS' July 24, 1997 filing of a petition for reorganization under the Bankruptcy Code described above resulted in a default
15
under the Company's Credit Facility Agreement with its banking syndicate. The Company further defaulted under the Credit Facility Agreement on June 30, 1997 by failing to meet certain financial covenants tested on that date. The borrowings outstanding under the Credit Facility Agreement and the Company's obligations under the Senior Secured Notes are collateralized on a pari passu basis generally by all of the assets of the Company and its wholly-owned subsidiaries pursuant to an Intercreditor Agreement.

The Company together with its wholly-owned subsidiaries and their banking syndicate entered into a Waiver, Modification and Third Amendment to the Credit Facility Agreement and Forbearance Agreement dated as of July 24, 1997 (the
"Forbearance Agreement"), a copy of which is filed as an exhibit herewith and incorporated by reference herein. Under the Forbearance Agreement, the banking syndicate agreed to forbear from exercising their rights and remedies under the Credit Facility Agreement on the terms and conditions set forth therein until October 31, 1997 in the absence of another default. On that date, all amounts outstanding under the Credit Facility Agreement will become due and payable. Until the Credit Facility Agreement's maturity date, interest only payments are due on the first day of each month. If borrowings outstanding pursuant to the Credit Facility Agreement have not been refinanced by October 31, 1997, the Company is obligated to pay the banking syndicate a $100,000 forbearance fee.

The Forbearance Agreement also amended and modified the Credit Facility Agreement's interest rate and the Company's borrowing availability thereunder. In particular, the interest rate on outstanding borrowings was changed to the agent bank's prime rate plus fifty (50) basis points from August 11, 1997 to September 30, 1997, seventy-five (75) basis points from October 1, 1997 to October 31, 1997 and two hundred and fifty (250) basis points from November 1, 1997 to November 30, 1997. In terms of borrowing availability, the bank group's total commitment was reduced from the (a) lesser of $50.0 million or the borrowing base availability (reduced by the Senior Secured Notes' outstanding principal amount) to (b) (i) $49.0 million less (ii) the greater of $10.75 million or the amount received by the banking syndicate from the sale of the AUTOWORKS inventory (the "Reduction Amount") (reduced by the Senior Secured Notes outstanding principal amount). Until the earlier of the liquidation of all of the AUTOWORKS assets securing borrowings outstanding under the Credit Facility Agreement, or the end of the forbearance period, for purposes of calculating the Company's borrowing availability, the aggregate principal amount outstanding under the Credit Facility Agreement is treated as if reduced by the Reduction Amount. The Forbearance Agreement also expanded the borrowing base by increasing the advance rates to 80% on Eligible Accounts (as defined in the Credit Facility Agreement), 60% on Eligible Inventory (as
16
defined in the Credit Agreement) and the lesser of $1.5 million or 20% on fixed assets. All AUTOWORKS assets are excluded from the borrowing base calculation. The Forbearance Agreement also modified and added to certain of the Credit Facility Agreement's financial and reporting covenants. In particular, the Forbearance Agreement removed the requirement that the Company maintain 110% collateral coverage, waived compliance with the current minimum fixed charge and maximum funded debt ratios during the forbearance period and modified the Company's cash flow (i.e., EBITDA) covenant to take into account the discontinuance of AUTOWORKS' operations and the related charges described above. The Forbearance Agreement also added new monthly financial covenants that require the Company to maintain certain accounts receivable, accounts payable and inventory turns and working capital cash cycles.

The Company has also defaulted on the Company's Senior Secured Notes held by Mass Mutual (which currently have an outstanding principal balance of $4.2 million) as a result of AUTOWORKS' bankruptcy filing and cross-default provisions which were triggered by the Company's failure to meet certain financial covenants under the Credit Facility Agreement as of June 30, 1997. The Company and Mass Mutual have executed a Sixth Amendment to Note Agreement, dated as of July 24, 1997, (the "Sixth Amendment"), a copy of which is filed herewith as an exhibit and incorporated herein. Under the Sixth Amendment, Mass Mutual has agreed to forbear from exercising its rights and remedies on the terms and conditions set forth therein until November 30, 1997 so long as no other defaults occur. On that date, all amounts outstanding under the Senior Secured Notes will become due and payable. The Sixth Amendment has also modified certain provisions of the Note Agreement affected by the AUTOWORKS bankruptcy filing.

The Company further defaulted under its Subordinated Notes dated February 1, 1996 (executed June 26, 1996) in favor of its Chief Executive Officer and President, in the aggregate original principal amount of $2.2 million as a result of cross-default provisions that were triggered by the Credit Facility Agreement. However, as a result of the defaults under the
Credit Facility Agreement described above, under the Subordination Agreement between the Company and its Chief Executive Officer and President, as modified by the Forbearance Agreement, the Company is permitted to make interest only payments on the Subordinated Notes so long as no future event of default occurs. Further, under the Subordination Agreement, the Company's Chief Executive Officer and President are prohibited from taking any actions to enforce the Company's obligations to them.

As of July 31, 1997, the Company had outstanding borrowings of $46.0 million, leaving available borrowings of $3.0 million under the Credit Facility Agreement, as amended, if and to the 17
extent  the Company has a sufficient borrowing base.   Interest
on the outstanding borrowings currently accrue generally at the rate of 7.9% per annum. The Company believes that its existing cash, funds provided by operations (including payment terms from vendors) and borrowing capacity under the Credit Facility Agreement will be sufficient to fund operations through October
31,  1997.   The Company does not expect to generate sufficient
cash flow from operations to fund the repayment of borrowings due under the Credit Facility Agreement and the Senior Secured Notes upon their acceleration or maturity. Accordingly, the Company is currently exploring various refinancing alternatives and has received refinancing proposals from several potential lenders which are under review. There is no assurance that any such financing will be available or, if available, will be available on acceptable terms. In the event that the Company cannot refinance or obtain a further extension of the maturity dates on its Credit Facility Agreement and the Senior Secured Notes, the banking syndicate and Mass Mutual may take action to call the Company's debt to them which would result in such long-term debt being classified as current maturities. Such actions would also result in a severe liquidity problem for the Company and could lead to litigation, the inability to transact business and/or foreclosure actions against the Company's assets.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 2 - "Recent Events" regarding the filing by the Company's wholly-owned subsidiary, AUTOWORKS, of a petition for reorganization under Chapter 11 of the United States
Bankruptcy Code.

Item 3.  Defaults Upon Senior Securities.

See Part I, Item 2 -- "Liquidity and Capital Resources" regarding defaults under (a) the Credit Facility Agreement, dated June 24, 1996, among the Company and its wholly-owned subsidiaries and the banking syndicate named therein, (b) the Note Agreement, dated December 15, 1989, between the Company and Mass Mutual, pursuant to which the Company issued its Senior Secured Notes and (c) the Company's Subordinated Notes, dated February 1, 1996, held by the Company's Chief Executive Officer and President.

Item 5.  Other Information.

AUTOWORKS has entered into a definitive agreement, pursuant  to
which all of its merchandise and inventory would be sold.   See
Part I, Item 2 -- "Management Discussion and Analysis" above.

During June 1997, Gordon E. Forth resigned as a director of the
Company  as  he deemed it appropriate due to the representation of
18
AUTOWORKS  by  the  law firm where he is a  partner.   Item  6.
Exhibits and Reports on Form 8-K

          (a) Exhibits

     10.1  -  Waiver,  Modification and Third  Amendment  to  the
     Credit Facility Agreement and Forbearance Agreement, dated as of July 24, 1997 among the Company and its wholly-owned subsidiaries and the banks named therein.

     10.2  -  Letter  Agreement, dated August  5,  1997,  between
     Schottenstein  Bernstein Capital Group,  LLC,  HLCO  Trading
     Company,  Inc.  and Garcel, Inc. d/b/a Great American  Asset
     Management, as joint venturers, and AUTOWORKS, Inc.

     10.3 - Sixth Amendment to Note Agreement dated as of July 24, 1997 between the Company and Massachusetts Mutual Life
       Insurance Company.

     Exhibit 27 - Selected financial information as required for Edgar electronic filing for the nine months ended June 30, 1996.

     (b) Reports on Form 8-K

      During  the quarter ended June 30, 1997, the Company  filed
(a) a Current Report on Form 8-K, filed July 25, 1997 reporting the Company's exit from the AUTOWORKS retail business and the filing by AUTOWORKS of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code; and (b) a further Current Report on Form 8-K, filed August 11, 1997, containing (i) the Company's Pro Forma Consolidated Balance Sheet at March 31, 1997 and Pro Forma Consolidated Statement of Operations for the six months then ended and (ii) Pro Forma
Consolidated  Balance Sheet at September 30, 1996 and  Pro  forma
Consolidated Statement of Operations for the fiscal year then ended, in each case reflecting the effects of the Company's classification of the AUTOWORKS business as a discontinued operation.
                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              HAHN AUTOMOTIVE WAREHOUSE, INC.
                                       (Registrant)



                              By:  s//Mike Futerman
                                   Mike Futerman
                                   Chief Executive Officer
19


                              By:  s//Eli N. Futerman
                                   Eli N. Futerman
                                   President


                              By:  s//Albert J. Van Erp
                                   Albert J. Van Erp
                                   Vice President - Finance

Dated:  August 14, 1997

                          EXHIBIT 10.1


            WAIVER, MODIFICATION AND THIRD AMENDMENT
                TO THE CREDIT FACILITY AGREEMENT
                    AND FORBEARANCE AGREEMENT


     THIS WAIVER, MODIFICATION AND THIRD AMENDMENT TO THE CREDIT FACILITY AGREEMENT AND FORBEARANCE AGREEMENT ("Agreement") is entered into as of July 24, 1997, by and among HAHN AUTOMOTIVE WAREHOUSE, INC., a New York corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Hahn"), AUTO WORKS, INC., a Michigan corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Auto Works"), MEISENZAHL AUTO PARTS, INC., a New York Corporation with offices at 415 West Main Street, Rochester, New York 14608 ("Meisenzahl"), FLEET BANK, a bank and trust company formed under the laws of the State of New York with offices at One East Avenue, Rochester, New York 14638 ("Agent"), as administrative agent for the "Banks" described below, and each of the "Banks" described below.

                           BACKGROUND

     Hahn, Meisenzahl and Auto Works (collectively, "Borrower") and Banks are parties to a Credit Facility Agreement dated as of June 26, 1996, (as amended, supplemented or otherwise modified from time to time, the "Loan Agreement") pursuant to which Banks provided Borrowers with certain financial accommodations.

     There are various Events of Default now existing and continuing under the Loan Agreement ("Designated Defaults") by reason of which Banks have the full legal right to exercise their remedies under the Loan Agreement. Borrowers have requested that Banks forbear for a period of time from exercising their rights and remedies under the Loan Agreement. Banks are prepared to establish a period of forbearance on the terms and conditions set forth below.


20
     Auto Works a Borrower under the Loan Agreement has filed a voluntary petition for reorganization under Chapter 11 of title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Western District of New York on July 24, 1997. Auto Works will continue to be liable to Lender for all Obligations as of the date of its bankruptcy filing under the terms of the Loan Agreement but will not be permitted to request or receive advances under the Revolving Line. Auto Works and Banks have entered into a consensual cash collateral arrangement.

                            AGREEMENT

     In consideration of the foregoing and of the mutual promises and covenants herein contained, it is agreed as follows:

     1.    Definitions.   All  capitalized  terms  not  otherwise
defined herein shall have the meanings given to them in the  Loan
Agreement.

     2.   Amendment  to  the  Loan  Agreement.   Subject  to  the
satisfaction of the conditions precedent set forth in Section  15 hereof, the Loan Agreement is hereby amended as follows:

     2.1 Section 1.1 of the Loan Agreement is amended as follows:

          (a) the definition of "Applicable Base Rate Margin" shall remain the same through August 11, 1997 at which point it shall be modified and amended by deleting the definition set forth therein and inserting the following "shall mean from August 11, 1997 to September 30, 1997 fifty (50) basis points, from October 1, 1997 to October 31, 1997 seventy-five (75) basis points and from November 1, 1997 to November 30, 1997 two hundred and fifty (250) basis points";

          (b) the definition of "Applicable Libor Margin" and the second full paragraph of Section 2.3 are hereby deleted in their entirety as of August 11, 1997;

          (c) the definition of "Collateral Coverage" shall be amended in its entirety as follows:

               "(i)   "Collateral  Coverage"  shall  mean  eighty
percent (80%) of Eligible Accounts plus (ii) sixty percent  (60%)
of  Eligible  Inventory plus (iii) the lesser  of  $1,500,000  or twenty  percent (20%) of fixed assets (exclusive of fixed  assets of  Auto  Works),  net  of depreciation,  all  as  shown  on  the applicable Reconciliation Report;"
          (d)   the  definition  of Eligible Accounts  is  hereby
amended by inserting the following new sentence at the end
of  such definition: "In no event shall Eligible Accounts include accounts receivable of Auto Works;
21
          (e) the definition of Eligible Inventory is hereby amended by inserting the following new sentence a the end of such definition: In no event shall Eligible Inventory include inventory of Auto Works;


          (f) the definition of "Eligible Subsidiaries" is hereby amended by deleting all references to Auto Works; and


          (g) the definition of "Proportionate Share" is hereby amended by changing "$47,500,000" (which was previously amended by the Second Amendment to $50,000,000) to "$49,000,000" and inserting after such number the following:

               "(reduced by the net proceeds actually received by the Banks as a result of any sale of property of Auto Works outside the ordinary course of business and which constitutes collateral of the Banks)"

          (h)  the following definition is added to Section 1.1:

               "Reduction  Amount" shall mean  at  any  time  the
greater   of  (1) $10,750,000 or (2) the aggregate  net  proceeds
actually received by the Banks as a result of the sale of substantially all of the Inventory of Auto Works."

     2.2 Section 2.1 of the Loan Agreement is amended by (I) changing all numeric and written references to $47,500,000 to $49,000,000 and (ii) inserting the following language after the first full sentence: "The aggregate maximum amount available for working capital purposes shall be reduced on a permanent basis by the Reduction Amount"; and the following language after $49,000,000 in clause (i):", as reduced as provided in the preceding sentence".

     2.3 Section 2.4 of the Loan Agreement is amended by inserting the following language after the first sentence of the second paragraph:
          "Borrower shall be limited each week to giving the Agent only one notice of request for an advance."
     2.4 Section 2.6 of the Loan Agreement is amended by inserting the following language after the first full sentence of the second paragraph: "However, until the earlier of the liquidation of all of the Auto Works Collateral or the end of the Forbearance Period, for the purpose of this calculation and for purposes of determining Borrower's loan availability, the aggregate principal amount outstanding shall be treated as if reduced by the difference between the Reduction Amount and the aggregate net proceeds actually received by the Banks as a result of the sale of substantially all of the Inventory of Auto Works in determining the repayment duties and availability of the Borrower."
22
     2.5 Section 2.7 of the Loan Agreement is amended by deleting "June 26, 1999" and inserting "November 30, 1997" in its place.
22
     2.6 The second sentence of Section 4.1 is amended by deleting the existing sentence and inserting in its place


          At no time shall Letters of Credit be issued that would cause Letter of Credit Liabilities in the aggregate then outstanding to exceed $3,825,000, or when aggregated with outstanding amounts under the Revolving Line Notes and the Swing Line Note, to exceed the lesser of (i) $49,000,000 as reduced pursuant to Section 2.1 hereof and (ii) the then Collateral Coverage less Mass Mutual Debt.

     2.7 Section 7.6 is amended by adding the following sentence at the end of the Section: "Provided, however, that Banks and Borrower agree that the bankruptcy filing of Auto Works shall not be deemed a Material Adverse Change hereunder."

     2.8 Section 9.6 is amended by adding the following language before the word "cause" at the beginning of the Section "Except for the bankruptcy filing of Auto Works", and all others references to Auto Works shall be stricken from Section 9.6.

     2.9 Section 10.2 (c) shall be amended to add the following phrase after the word "Subsidiary" "provided that Hahn, Meisenzahl and any Eligible Subsidiary shall not be permitted to allow any additional Debt to exist with Auto Works after the date hereof."

     2.10 Section 10.3(d) shall be amended to add the following phrase after the word "Subsidiaries" "provided that Hahn, Meisenzahl or any Eligible Subsidiaries shall not permit any further loans or advances to be made to Auto Works after the date hereof."

     2.11 Section 10.4 shall be amended to delete all references to "Auto Works".

     2.12 Section 10.8 shall be amended by inserting the following sentence at the end of this section: "Nothing contained in this section shall prohibit the liquidation or other financial restructuring of Auto Works in its pending bankruptcy proceeding.

     2.13 Article 11 is hereby amended as follows:

          (a) The second full paragraph of Article 11 shall be amended by adding the following language after "Borrower" on the last line: ", excluding Auto Works,";

23
          (b) Section 11.6 shall be modified by (i) reducing the Collateral Coverage requirement from 110% to 100% and inserting the words "minus the Reduction Amount" after the words "under the Revolving Line."

          (c)  a new Section 11.7 is added as follows:

               "11.7 Minimum EBITDA. Maintain minimum EBITDA for the month ending (i) July 31, 1997 of $1,035,000, (ii) August 31, 1997 of $660,000, (iii) September 30, 1997 of $835,000, (iv)
October  31,  1997  of  $585,000 and (iv) November  30,  1997  of
$635,000."

          (d)  a new Section 11.8 is added as follows:

               "11.8  Activity Ratios.  Maintain:

                    (a) accounts receivable turnover for (i) the months of July, August and September of 1997 of not longer than 49 days, (ii) the months of October and November of 1997 of not longer than 51 days;

                    (b)   accounts payable turnover for  each  of
the months of July, August, September, October and November of 1997 of not less than 47 days;

                    (c) inventory turnover for (i) July of 1997 of no longer than 176 days, (ii) August of 1997 of no longer than 191 days, (iii) September of 1997 of no longer than 184 days,
(iv) October of 1997 of no longer than 180 days, and (v) November of 1997 of no longer than 188 days; and

                    (d) a working capital cash cycle for (i) July of 1997 of not longer than 178 days, (ii) August of 1997 of not longer than 193 days,(iii) September of 1997 of not longer than 186 days, (iv) October of 1997 of not longer than 184 days, and (v) November of 1997 of not longer than 192 days."

     2.14   The Banks hereby waive compliance by Borrower  during
the  Forbearance Period with Sections 11.1, 11.2, 11.3, and  11.4 of the Loan Agreement.

     3. Acknowledgment. Borrowers acknowledge that the Designated Defaults have occurred and exist as of the date hereof, that any and all cure periods set forth in the Loan Agreement have expired, and that Borrowers are presently unconditionally obligated to pay all of its liabilities to Banks, all without defense, setoff or counterclaim of any kind or nature whatsoever.




24
     4. Outstanding Obligations. Borrowers hereby affirm and acknowledge that (i) as of July 25, 1997, there is presently outstanding Obligations in the aggregate principal amount of $, together with accrued interest thereon and costs and expenses (collectively, the "Amount") and (ii) the Amount is due and owing without defense, setoff or counterclaim of any kind or nature whatsoever. It is the expectation of the Borrowers and

     Banks that the Amount will be reduced as provided in Section
2.1 as a result of the liquidation of the assets of Auto Works.

     5. Forbearance. During the period commencing on the date hereof and ending on the earlier to occur of (i) November 30, 1997 or (ii) the date of any Forbearance Default (as hereinafter defined) (the "Forbearance Period"), Banks will forbear from the exercise of their rights and remedies under Section 13.2 of the Loan Agreement or as otherwise provided by law with respect to the Designated Defaults. Such forbearance shall not derogate from Banks' rights to collect, receive and/or apply proceeds of Collateral to the Obligations as may be specifically provided for in the Loan Agreement.

     5A. Establishment of a Lockbox Account, Dominion Account. All proceeds of collateral of the Banks shall, at the direction of Agent, be deposited by Borrower into a lockbox account, dominion account or such other Blocked Account ("Blocked Accounts") as Agent may require pursuant to an arrangement with such bank as may be selected by Borrower and be acceptable to Agent. Borrower shall issue to any such bank, an irrevocable letter of instruction directing said bank to transfer such funds so deposited to Agent, either to any account maintained by Agent at said bank or by wire transfer to appropriate account(s) of Agent. All funds deposited in such Blocked Account shall immediately become the property of Agent and Borrower shall obtain the agreement by such bank to waive any offset rights against the funds so deposited. Agent assumes no responsibility for such Blocked Account arrangement, including without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder. Alternatively, Agent may establish depository accounts ("Depository Accounts") in the name of Agent at a bank or banks for the deposit of such funds and Borrower shall deposit all proceeds of Collateral or cause same to be deposited, in kind, in such Depository Accounts of Agent in lieu of depositing same to the Blocked Accounts.

     6.    Representations  and  Warranties.   Borrowers   hereby
represent and warrant as follows:




25
          (a) This Agreement, the Loan Agreement and all other documents executed in connection therewith, as amended, modified, restated or supplemented from time to time, (collectively, the "Documents") are and shall continue to be legal, valid and binding obligations of Borrowers and are enforceable against Borrowers in accordance with their respective terms.

          (b) Upon the effectiveness of this Agreement, Borrowers hereby reaffirm all covenants, representations and warranties made in
the   Documents   and  acknowledge  that  all   such   covenants,
representations  and  warranties shall be  deemed  to  have  been remade and are true and correct as of the effective date of  this
Agreement   except   to   the   extent   that   such   covenants,
representations and warranties are affected by the bankruptcy or liquidation of Auto Works.

          (c) Borrowers have the corporate power, and have been duly authorized by all requisite corporate action, to execute and deliver this Agreement and to perform their obligations hereunder. This Agreement has been duly executed and delivered by Borrowers.

          (d) Borrowers' execution, delivery and performance of this Agreement does not and will not (i) violate any law, rule, regulation or court order to which Borrowers are subject, (ii) conflict with or result in a breach of Borrowers' Articles of Incorporation or By-laws or any agreement or instrument to which Borrowers are a party or by which their properties are bound, or
(iii) result in the creation or imposition of any lien, security interest or encumbrance on any property of Borrowers, whether now owned or hereafter acquired, other than liens in favor of Banks.

          (e) Borrowers have no defense, counterclaim or setoff with respect to the Loan Agreement and the other Documents.

          (f)   The  Designated Defaults are the only  Events  of
Default existing under the Loan Agreement as of the date hereof.

          (g) The recitals set forth in the Background paragraph above are truthful and accurate and are an operative part of this Agreement.

          (h) Banks has and will continue to have a valid first priority lien and security interest in all Collateral, and Borrowers expressly reaffirm all security interests and liens granted to Banks pursuant to the Loan Agreement and the other Documents.

     7.   Covenants of Borrowers.  During the Forbearance Period,
Borrowers shall:



26
          (a) deliver a Borrowing Base Certificate on Tuesday of each week by 10:00 a.m., a form of which is annexed hereto as Exhibit "A" and, if requested by Agent, formal written assignments of all of their Accounts on a weekly basis thereafter with copies of applicable invoices or related invoice registers;

          (b) retain a management consultant acceptable to the Banks to provide financial and managerial assistance to the Borrowers by August 15, 1997; Borrower shall provide the Banks with a copy of the proposed letter of engagement from the management consultant setting forth the scope and nature of its retention;

          (c) provide a rolling eight week cash sources and use statement initially projected to September 30, 1997 and updated every four weeks thereafter;

          (d) provide on a monthly basis an accounts payable report to enable the Borrower and Agent to develop an accounts payable aging as well as a report detailing any reconciliations made to the general ledgers of any Borrower;

          (e) provide on a monthly basis an accounts receivable aging together with a report detailing any reconciliations made to the general ledger of any Borrower;

          (f) provide no later than twenty (20) days after the end of each month (a) consolidated Projections of Borrowers for the ensuing three (3) month period (inclusive of the month in which such Projections are delivered) including but not limited income statements, balance sheet and cash flow statements and (b) monthly calculation of payable turns, receivable turns and inventory turns;

          (g) provide on Monday of each week verifications satisfactory to Agent, that all payroll tax payments have been made and are current as of Friday of the immediately preceding week;
          (h) provide no later than fifteen (15) days after the end of each month Covenant Compliance Certificates as required by
Section 9.1 of the Loan Agreement;
          (i) all reporting required to be submitted pursuant to this Section shall be presented on a period to date, year to date and actual versus projected basis;
          (j) cooperate and assist any consultant engaged by Agent, including but not limited to Gordon Brothers with respect to Borrowers' business operations, including without limitation providing full and unlimited access to Borrowers' premises, books and records for such purpose to such consultant, it being Agent's intent to engage such consultant, and Borrowers hereby agree that Agent may charge Borrowers' account with the reasonable costs and expenses of such consultant's services, which shall be Obligations of Borrowers to Banks; and
27
          (k) not make any payments of principal on the Promissory Note dated February 1, 1996 in the amount of $1,650,000 between Hahn and Michael Futerman as well as the Promissory Note dated January 24, 1996 in the amount of $500,000 between Hahn and Eli Futerman (collectively the "Subordinated
Notes") but regular interest payments may be made on the Subordinated Notes until a Forbearance Default has occurred at which time all such payments shall immediately cease.
     8.   Forbearance Defaults.  Except for the bankruptcy filing
of  Auto  Works,  each  of  the  following  shall   constitute  a
Forbearance Default:
          (a) the existence of any Event of Default (other than a Designated Default) under the Documents;
          (b) Borrowers shall fail to keep or perform any of the terms, obligations, covenants or agreements contained herein;
          (c) any representation or warranty of Borrowers herein shall be false, misleading or incorrect in any respect;
          (d) the occurrence of a materially adverse change, as determined by Banks in their sole and absolute discretion (in light of Borrower's projections) in the aggregate value of the Collateral securing all of its obligations.
     9. Rights and Remedies. Upon the occurrence of a Forbearance Default, at the option of the Agent, all Obligations shall be immediately due and payable, and in addition, Banks shall be immediately entitled to charge the default interest rate as set forth in Section 5.3 of the Loan Agreement and enforce all of its rights and remedies under the Loan Agreement.
     10. Waiver. Borrowers waive and affirmatively agree not to allege or otherwise pursue any or all defenses, affirmative defenses, counterclaims, claims, causes of action, setoffs or other rights that they may have to contest (a) any Designated Defaults which could be declared by Banks; (b) any provision of the Documents or this Agreement; (c) the security interest of
Banks in any property, whether real or personal, tangible or intangible, or any right or other interest, now or hereafter arising in connection with the Collateral; or (d) the conduct of Agent and Banks in administering the financing arrangements between Borrowers, Agent and Banks.
     11. Release. Borrowers hereby release, remise, acquit and forever discharge Agent and Banks as well as Agent's and Banks' employees, agents, representatives, consultants, attorneys, fiduciaries, officers, directors, partners, predecessors, successors and assigns, subsidiary corporations, parent corporations, and related corporate divisions (all of the foregoing hereinafter called the "Released Parties"), from any and all actions and causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, of whatsoever kind or nature, for or because of any matter or things done, omitted or suffered to be done by any of the Released Parties prior to and including the date of execution hereof, and in any way directly or indirectly arising out
28
      of or in any way connected to this Agreement or the Documents (all of the foregoing hereinafter called the "Released Matters"). Borrowers acknowledge that the agreements in this Section are intended to be in full satisfaction of all or any alleged injuries or damages arising in connection with the Released Matters.

     12.   Effect  and  Construction  of  Agreement.   Except  as
expressly provided herein, the Documents shall remain in full force and effect in accordance with their respective terms, and this Agreement shall not be construed to:

          (a) impair the validity, perfection or priority of any lien or security interest securing the Obligations;

          (b) waive or impair any rights, powers or remedies of Agent or the Banks under, or constitute a waiver of, any provision of the Documents upon termination of the Forbearance Period; or (c) constitute an agreement by Agent or the Banks or require Agent or the Banks to extend the Forbearance Period, grant additional forbearance periods, or extend the term of the Loan Agreement or the time for payment of any of the Obligations.

     13.   Conflicts.   In  the  event of  any  express  conflict
between the terms of this Agreement and any of the Documents, this Agreement shall govern.

     14. Presumptions. Borrowers acknowledge that they have consulted with and been advised by their counsel and such other experts and advisors as they have deemed necessary in connection with the negotiation, execution and delivery of this Agreement and have participated in the drafting hereof. Therefore, this Agreement shall be construed without regard to any presumption or rule requiring that it be construed against any one party causing this Agreement or any part hereof to be drafted.

     15. Conditions of Effectiveness. This Agreement shall become effective upon satisfaction of the following conditions precedent: (i) Agent and Banks shall have received four (4) copies of this Agreement executed by Borrowers, (ii) personal guarantee of Michael Futerman in form and substance acceptable to the Banks in the amount of $500,000 secured by a pledge of
$1,000,000 in Hahn stock owned by Michael Futerman, (iii) personal guarantee of Eli Futerman in form and substance satisfactory to the Banks, in the amount of $50,000 secured by a pledge of $100,000 in Hahn stock owned by Eli Futerman, (iv) a consensual cash collateral order has been entered in the Auto Works bankruptcy, (v) consent by The Massachusetts Mutual Life Insurance Co. to execution and delivery of this Agreement, and
(vi) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Agent or the Banks or their counsel, each of which shall be in form and substance satisfactory to Agent or the Banks and their counsel.
29
     16.  Expenses.

          (a) Borrowers shall pay all costs, fees and expenses of Agent and Banks (including the costs, fees and expenses of Agent and Banks counsel, consultants and appraisers) incurred by the Agent or the Banks in connection with the negotiation, preparation, administration and enforcement of this Agreement subject to Agent's and/or Banks' submission of said invoices to Borrower.

          (b) Borrower shall be responsible to pay a forbearance fee of $100,000; the forbearance fee shall be fully earned by the Banks upon execution of this Agreement but is not due until November 30, 1997. If the Obligations are fully repaid by
November 30, 1997 this forbearance fee will be waived by the Banks.

     17. Entire Agreement. This Agreement sets forth the entire agreement among the parties hereto with respect to the subject matter hereof. Borrowers have not relied on any agreements, representations, or warranties of Banks, except as specifically set forth herein. Any promises, representations, warranties or guarantees not herein contained and hereinafter made shall have no force and effect unless in writing, signed by each party hereto. Borrowers acknowledge that they are not relying upon oral representations or statements inconsistent with the terms and provisions of this Agreement.

     18. Further Assurance. Borrowers shall execute such other and further documents and instruments as Agent or the Banks may reasonably request to implement the provisions of this Agreement, including without limitation any documents which may be necessary to perfect Agent or the Banks' liens and/or security interests in Borrower's property, including without limitation financing statements, applications for notations of lien and/or security interests on certificates of title with respect to the Equipment, including without limitation titled motor vehicles, and similar documents.

     19. Benefit of Agreement. This Agreement shall be binding upon, inure to the benefit of and be enforceable by the parties hereto and their respective permitted successors and assigns as set forth in the Loan Agreement. No other person or entity shall be entitled to claim any right or benefit hereunder, including, without limitation, any third-party beneficiary of this Agreement. Banks' agreement to forbear from enforcing certain of its remedies does not in any manner limit Borrowers' obligations to comply with, and Banks' right to insist upon compliance with, each and every one of the terms of the Loan Agreement except as specifically modified herein.

30

     20. Severability. The provisions of this Agreement are intended to be severable. If any provisions of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or enforceability without in any manner affecting the validity or enforceability of such provision in any other jurisdiction or the remaining provisions of this Agreement in any jurisdiction.

     21. Governing Law, Jurisdiction, Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applied to contracts to be performed wholly within the State of New York. Any judicial proceeding brought by or against Borrowers with respect to this Agreement or any related agreement may be brought in any court of competent jurisdiction in the State of New York, County of Monroe, United States of America, and, by execution and delivery of this Agreement, Borrowers accept for itself and in connection with its properties, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement. Nothing herein shall affect the right to serve process in any manner permitted by law or shall limit the right of Banks to bring proceedings against Borrowers in the courts of any other jurisdiction. Borrowers waive any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon forum non conveniens. Any judicial proceeding by Borrowers against Agent and Banks involving, directly or indirectly, any matter or claim in any way arising out of, related to or connected with this Agreement or any related agreement, shall be brought only in a federal or state court located in the County of Monroe, State of New York.

     22.  Intentionally Omitted.

     23. Counterparts; Telecopied Signatures. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

     24. Survival. All representations, warranties, covenants, agreements, undertakings, waivers and releases of Borrowers contained herein shall survive the termination of the Forbearance Period and payment in full of the Obligations under the Loan Agreement.

     25.  Amendment.  No amendment, modification, rescission, waiver or release of any provision of this agreement shall be effective unless the same shall be in writing
31
      and signed by the parties hereto.

     26.   Headings.   Section  headings in  this  Agreement  are
included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.


     IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first written above.

                    HAHN AUTOMOTIVE WAREHOUSE, INC.
                    By:
                    Name:
                    Title:


                    MEISENZAHL AUTO PARTS, INC.


                    By:
                    Name:
                    Title:



                    AUTO WORKS, INC.


                    By:
                         Name:
                    Title:


                    FLEET BANK as Agent and a Bank


                    By:
                    Name:
                    Title:


                    THE CHASE MANHATTAN BANK

                    By:
                    Name:
                    Title:


                    MANUFACTURERS AND TRADERS TRUST COMPANY

                    By:
                    Name:
                    Title:
32

                    THE SUMITOMO BANK, LTD.

                    By:
                    Name:
                    Title:


Agreed and Consented to

The Massachusetts Mutual
Life Insurance Co.


By:
Name:
Title:
                          EXHIBIT 10.2


           SCHOTTENSTEIN BERNSTEIN CAPITAL GROUP, LLC
  HILCO TRADING CO., INC, AND GARCEL INC., d/b/a GREAT AMERICAN
                        ASSET MANAGEMENT
               1010 Northern Boulevard, Suite 330
                   Great Neck, New York 11021

                        August 14, 1997


Daniel J. Chessin
Executive Vice President
Auto Works, Inc.
415 West Main Street
Rochester, New York 14608

Dear Daniel:

      Upon execution by Auto Works, Inc., debtor and debtor in possession ("Merchant"), this letter shall serve as the agreement (the "Agreement") between Merchant and joint venture comprised of Schottenstein Bernstein Capital Group, LLC, Hilco Trading Co., Inc., and Garcel Inc., d/b/a Great American Asset Management, jointly and severally (collectively the "Agent") for Agent to act as Merchant's sole and exclusive agent to sell all of the merchandise (the "Merchandise") in Merchant's stores and the distribution center listed on Exhibit A attached (including such distribution center, the "Stores" and individually a "Store") by means of promotional, "Store Closing, Total Liquidation, Going Out of Business," or similar sale (the "Sale"). After the date hereof, Stores shall only be closed by mutual agreement of Agent and Merchant. In consideration of the mutual promises and covenants contained herein and other good and valuable consideration, Merchant and Agent agree as follows:
33
1. AGENCY. Merchant appoints Agent its exclusive agent for the purpose of conducting the Sale of the Merchandise located at the Stores. Merchant shall be responsible, with Agent's assistance, for securing any required licenses and permits and complying with any "going-out-of-business" laws, rules, ordinances and regulations not superseded by order of the United States Bankruptcy Court with appropriate jurisdiction (the "Approval Order") referred to in Section 28. Merchant shall pay any fees and expenses incurred and post any bonds required in connection with such licenses and permits.

2. INVENTORY. (a) As soon as practicable after the Approval Order, Merchant and Agent shall cause to be taken an SKU physical inventory of the Merchandise in the Stores (the "Inventory Count"), which Inventory Count and certification by the Inventory Service shall be completed within fourteen (14) days after the date of the Approval Order. The date that the Inventory Count is taken in each Store shall be referred to as to each Store as the "Inventory Date". The Inventory Count shall be taken by RGIS or another independent inventory service, in any case approved by both Merchant and Agent (the "Inventory Service"), the costs of which shall be shared equally by the parties. Each Store shall be closed during the Inventory Count and during the Inventory Count, neither Merchant nor Agent shall enter such Store without each having a representative present. The Merchandise shall be valued on the basis of Cost Price (as defined below).

               (b) From the Start Date until the Inventory Count is taken in each Store, Agent and Merchant shall jointly keep a strict count of gross register receipts less applicable sales tax ("Gross Rings") and cash reports of sales within each Store. The register receipts shall show for each item sold the retail price of such item and the store wide or other discount granted by Agent in connection with such sales. All such records and reports shall be made available to Agent and Merchant during regular business hours upon reasonable notice. All Merchandise sold during such period shall be valued for purposes of the Guaranteed Return at the Cost Price (as defined below).

               (c) Agent shall at Merchant's option accept returns of goods in accordance with Merchant's normal return policies, which shall be included in the Merchandise and valued at 42.5% (or other percentage provided in Section 5(b) or agreed upon pursuant to
Section 3) of its Cost Price, less the percentage of the store wide discount then prevailing in the Stores (but without discount for returns within the first ten (10) days after the Start Date)
(the "Return Credit"). Merchant shall reimburse Agent for its refund or credit in accepting such returns less the Return
Credit. Merchant shall have no responsibility whatsoever for any returns of Merchandise sold on or after the Start Date.



34
3. COST PRICE. The term Cost Price herein shall mean the aggregate of the line item unit cost prices (including core charges) as set forth in Merchant's files of the respective items of all the Merchandise. Merchandise shall include all goods owned by Merchant and located at the Stores on the Start Date, except: (i) core goods; and (ii) furniture, fixtures, equipment and improvements to realty located in the Stores. Merchant and Agent shall agree upon a price for damaged, display, clearance and out-of-season goods.

4. SALE TERM. The Sale shall start the day after the Approval Order is obtained and shall end no later than the close of business at each Store the seventy-second (72nd) day from the first Saturday occurring on or after the Start Date (except with respect to the distribution center, with respect to which the Sale shall end the ninetieth (90th) day from the Start Date) unless extended by agreement of the parties (the "End Date"). Agent may terminate the Sale prior to the End Date at any Store in its discretion by providing written notice thereof to Merchant at least fourteen (14) days prior to any such early termination date (or seven (7) days during the last twenty-one (21) days prior to the End Date). At the conclusion of the Sale, Agent agrees to leave the Stores in "broom clean" condition, except that the remaining Supplies (as defined in Section 10 hereof) shall be left in the Stores, and to leave the Stores in the same condition as on the Start Date, ordinary wear and tear excepted.

5.    GUARANTEE.        (a)  Agent hereby guarantees to  Merchant
  that Merchant shall receive an aggregate amount from the Proceeds (as defined in this Section) equal to forty-two and one half percent (42.5%) percent of the Cost Price (the "Guaranteed Return"). Agent shall advance eighty-five percent (85%) of the Guaranteed Return as estimated based on the Merchant's invoice unit cost as carried on the Merchant's books on the Start Date, and as a condition to commencement of the Sale, within one (1) business day after the date of the Approval Order and the remainder of the Guaranteed Return within one (1) business day of the certification of the Cost Price by the Inventory Service. All payments to Merchant pursuant to the preceding sentence shall be made by wire transfer and shall be nonrefundable. Agent's advance of the Guaranteed Return shall be recovered without interest solely from the Proceeds of the Sale of the Merchandise and the proceeds of insurance, if any, for loss or damage to the Merchandise, or robbery of cash to the extent of insurance coverage of Agent or Merchant (collectively, the "Proceeds"), and
  Merchant  shall  have  no  obligation  if  such  Proceeds   are
  insufficient for that purpose. Any Merchandise remaining at the end of the Sale shall be the sole property of the Agent.



35

                     (b)  If the Cost Price of the Merchandise is
less than $23,250,000, the Guaranteed Return shall be reduced by one-quarter percent (.25%) of the Cost Price from the forty-two and one-half percent (42.5%) thereof set forth above, and by an additional one-quarter percent (.25%) for each additional full Five Hundred Thousand Dollars ($500,000) reduction increment thereafter.

6. SALE CONDUCT. Agent shall conduct the Sale in the name of Merchant in the manner in which Agent in its discretion reasonably deems fit, including, but not limited to, advertising, pricing of Merchandise, number and type of personnel, Store hours, Store maintenance and security, but in all events in accordance with all applicable laws, ordinances and regulations (to the extent not superseded by the Approval Order). Agent may advertise the Sale as a "Store Closing, Total Liquidation, Going Out of Business" or similar type sale and may use Merchant's contract advertising rates, if available. Agent may use
Merchant's employees to the extent Agent deems feasible, and Agent may select and schedule the number and type of Merchant's employees required for the Sale, however, Merchant's employees shall at all times remain employees of Merchant. On and after the Start Date, Agent shall, as an Expense of Sale, as hereinafter defined, pay to Merchant by wire transfer received by Merchant within twenty-four (24) hours of invoice by Merchant, the gross wage payroll paid to Merchant's employees used in the Stores by the Agent during the Sale plus (a) the related payroll taxes (including FICA and Unemployment), and (b) health care insurance benefits (subsections (a) and (b) collectively, the "Benefits") not in excess of thirteen percent (13%) of said gross payroll (the "Fringe Benefit Cap"). Any amounts in excess of the Fringe Benefit Cap shall be at Merchant's Expense, as hereinafter defined. Merchant and Agent acknowledge and agree, that (i) nothing herein nor any of Agent's actions taken in respect hereto shall be deemed to constitute an assumption by Agent of any of Merchant's obligations relating to any of Merchant's employees including, without limitation, vacation, pension, withdrawal, severance pay, vacation pay, sick leave or pay, maternity leave or pay, Worker Adjustment Retraining Act ("WARN") claims (if any) and other termination type claims and obligations; and (ii) Merchant hereby indemnifies Agent in respect to any claims asserted by any of Merchant's employees, except as to claims arising out of the negligence or wrongful act or omission of Agent, and Merchant is solely and specifically responsible for all of Merchant's obligations under any collective bargaining agreements and any purported oral service contracts.

7. EXPENSES OF SALE.Agent shall collect all Proceeds and, within twenty-four (24) hours after presentation of an invoice therefor (to be provided no more than weekly), shall pay all "Expenses of Sale." Expenses of Sale shall be (i) the actual gross wage payroll paid to Merchant's employees used in the Stores and in the transfer of Merchandise between the stores by
36
the Agent during the Sale plus the actual cost of the Benefits for such employees not to exceed the Fringe Benefit Cap; (ii) all advertising expenses; (iii) all signage for the Sale; (iv) security in the Stores; (v) bank card fees and chargebacks; (vi) telephone charges for the Stores in excess of base charges; (vii) Agent's supervision expenses; (viii) occupancy expenses for each Store during the Sale on a per diem basis of $1,600.00 per Store per day (except with respect to the distribution center which shall be $4,050 per day), (ix) cost of transferring inventory between the Stores (including transfers prior to the Start Date at the Agent's request) at Merchant's freight rate of 1.115 cents per mile, (x) postage, armored car and courier and (xi) any other expenses directly attributable to the Sale authorized by Agent.

8. MERCHANT'S EXPENSES. During the Sale, Merchant shall be responsible for payment of the following items none of which shall be deemed an Expense of Sale: (i) all occupancy expenses in excess of the occupancy expenses to be paid by Agent pursuant to Paragraph 7 above; (ii) any Benefits in excess of the Fringe Benefit Cap; (iii) all other employee benefits, including but not limited to union dues, termination pay, pension benefits, severance pay, vacation pay, sick leave or pay, maternity leave or pay and WARN claims (if any); (iv) major maintenance; (v) central administration services and (vi) any other costs or expenses that are not an Expense of Sale (except to the extent incurred by or at the direction of Agent).

9. TAXES. Agent shall collect all sales, excise and gross receipts taxes (and not income taxes) (collectively the "Sales Taxes") payable to any taxing authority having jurisdiction, which taxes shall be added to the sales price and be paid by the customer at the time Merchandise is purchased. Agent shall immediately forward all Sales Taxes to Merchant and Merchant shall file all necessary tax returns, reports and forms for Sales Taxes. Merchant shall indemnify and hold Agent harmless from and against any and all costs (including, but not limited to, reasonable attorneys' fees), assessments, fines or penalties which Agent may incur as a direct or indirect consequence of the failure by Merchant to pay Sales Taxes (that have been forwarded from Agent to Merchant on a timely basis) to the proper taxing authorities and/or the failure by Merchant to promptly file with taxing authorities any and all returns, reports and other documents required by applicable law to be filed or delivered to such taxing authorities.

10. SUPPLIES. Agent shall have the right to use in connection with the Sale, without any charge, all signs and promotional materials, and supplies, including, but not limited to, bags, boxes, twine, paper and similar sales materials ("Supplies"), located at the Stores on the Start Date. Agent shall have no obligation to account to Merchant for any of the Supplies used during the Sale, but all Supplies remaining in the Stores on
37
the End Date shall be left on the premises and remain Merchant's property. Should additional Supplies be required in any of the Stores during the Sale, Agent shall obtain such additional supplies at Agent's expense (at Merchant's contract rate, if available). Merchant covenants and warrants that it has not and will not remove any Supplies from the Stores in contemplation of this Agreement and has continued to ship supplies to the Stores in the ordinary course of business.

11. CREDIT CARDS, GIFT CERTIFICATES AND RETURNS. All sales shall be for cash or upon bank credit cards (excluding private label cards). During the Sale, all bank credit card sales shall be through Merchant's bank credit card system. All bank card fees including chargebacks in connection with the Sale shall be an Expense of Sale. All sales shall be advertised, "FINAL," and all sales receipts shall be marked "FINAL." Agent shall accept Merchant's unexpired gift certificates during the Sale. Gift Certificates shall be treated as cash and the Merchant shall pay to Agent the amount thereof redeemed, which shall be added to Proceeds.

12.    MERCHANT'S  WARRANTIES.    Merchant  hereby  warrants  and
represents:

           a. Merchant is a corporation, duly and validly existing and in good standing under the laws of the State of Michigan. Merchant is and during the Sale will be authorized and duly qualified as a foreign corporation to do business and is in good standing in all jurisdictions in which the Stores are located.

           b. Subject to entry of the Approval Order, (i) this Agreement and all other documents executed by Merchant in accordance with this Agreement are the valid and binding obligations of Merchant enforceable in accordance with their terms; (ii) Merchant has taken all necessary corporate action required to authorize the execution, performance and delivery of this Agreement and the related documents; (iii) no court order or decree of any federal, state or local government authority, or other action known to Merchant, is in effect which will or may prevent or impair consummation of the transactions contemplated by this Agreement; and (iv) the consent of any person or entity, including any landlord, is not required with respect to the obligations on the Merchant's part contemplated herein;

          c. Subject to entry of the Approval Order, Agent shall be entitled to sell the Merchandise and retain all Proceeds therefrom, subject to section 5, free and clear of all liens, mortgages, pledges, charges, encumbrances, equities or claims whatsoever.



           d. Merchant shall not ship new goods into the Stores without Agent's consent (except for shipments of Auto Works goods only from the distribution center to stores) nor raise any prices of the Merchandise in contemplation of the Sale. The Stores shall be operated in the ordinary course from the date hereof until the Start Date (subject to the understanding that the inventory of the Stores has not been replenished in the ordinary course of business).

           e. Subject to entry of the Approval Order, no actions or proceedings have been instituted against Merchant or have been threatened, preventing or which may prevent the consummation of the transactions contemplated by this Agreement. Merchant is current on all accounts payable accruing after the filing of Merchant's bankruptcy, due and owing to parties whose cooperation is necessary for operation of the Sale, including but not limited to landlords, newspapers and utilities.

          f. Merchant represents and warrants that it will not prior to or during the Sale grant any lien or encumbrance on the Merchandise or the Proceeds which would conflict with the provisions of this Agreement.

          g. Subject to entry of the Approval Order, there is no outstanding order, judgment, injunction award or decree of any court, governmental or regulatory body or arbitration tribunal by which the Merchant or the Merchandise is bound which would materially interfere with the transactions herein, and there shall be no action, suit, claim, legal, administrative or arbitral proceedings (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) against the Merchant or the Merchandise which would, if determined adversely to the Merchant, be likely to have a material adverse effect upon the transactions contemplated hereby, nor are there any facts which are likely to give rise to any such action, suit, claim or legal, administrative or arbitral proceeding or investigation.

            h. During the Sale Term, Agent shall be permitted to pass on all applicable manufacturers warranties to customers.

           i.         The  historical margins on  the  Merchant's
sales   for  the  periods  covered  by  the  Merchant's   ADM-068
Jobber/Sales Analysis report provided to Agent are as represented in such report.

           j. Merchant represents and warrants that it has not raised any prices in contemplation of the Inventory Count.

           k.        The Merchandise shall have an aggregate Cost
Price value of no less than twenty million dollars ($20,000,000).

           l.         There shall be a minimum of eighty-two (82)
Stores, excluding the distribution center.

13.  AGENT'S WARRANTIES. Agent hereby warrants and represents:

           a. Schottenstein Bernstein Capital Group, LLC is a limited liability company, duly and validly existing and in good standing under the laws of the State of Delaware, and is, and during the Sale will be, authorized and duly qualified to do business in each jurisdiction where the failure to so qualify would have a material adverse effect on its ability to perform hereunder.

           b. Hilco Trading Company, Inc., is a corporation, duly and validly existing and in good standing under the laws of the State of Illinois and is, and during the Sale will be, authorized and duly qualified to do business in each jurisdiction where the failure to so qualify would have a material adverse effect on its ability to perform hereunder.

            b. Garcel Inc., d/b/a Great American Asset Management, is a corporation, duly and validly existing and in good standing under the laws of the State of California and is, and during the Sale will be, authorized and duly qualified to do business in each jurisdiction where the failure to so qualify would have a material adverse effect on its ability to perform hereunder.

           d. (i) This Agreement and all other documents executed by Agent in accordance with this Agreement are the valid and binding obligations of Agent enforceable in accordance with their terms; (ii) Agent has taken all necessary action required to authorize the execution, performance and delivery of this Agreement and the related documents; (iii) no court order or decree of any federal, state or local government authority, or other action known to Agent, is in effect which will or may prevent or impair consummation of the transactions contemplated by this Agreement; and (iv) the consent of any person or entity, is not required with respect to the transactions contemplated herein.

           e. There is no outstanding order, judgment, injunction award or decree of any court, governmental or regulatory body or arbitration tribunal by which the Agent is bound which would materially interfere with the transactions herein, and there is no action, suit, claim, legal, administrative or arbitral proceedings (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) pending or threatened against the Agent which would, if determined adversely to the Agent, be likely to have a material adverse effect upon the transactions contemplated hereby, nor are there any facts which are likely to give rise to any such action, suit, claim or legal, administrative or arbitral proceeding or investigation.

14. NON COMPETE. During the Sale, neither Merchant nor any affiliate of Merchant shall run a store closing, liquidation or similar sale in competition with the Sale at any store trading under the Auto Works name within the advertising area of any of the Stores without the prior written approval of Agent.

15. INSURANCE. a. Merchant at its expense shall continue until the End Date, in such amounts as Merchant currently has in effect, all of Merchant's liability insurance policies, including but not limited to, comprehensive public liability policies covering injuries to persons and property in or in connection with Merchant's operation of the Stores and, from and after the acceptance by Merchant of this Agreement, shall cause Agent to be named as additional insured, as its interests may appear, with respect to all such policies. On or before the Start Date, Merchant shall deliver to Agent certificates evidencing such insurance policies, setting forth the duration thereof and the naming of Agent as an additional insured, as its interests may appear, in accordance with the provisions hereof, all in form reasonably satisfactory to Agent. In the event that Merchant is self insured or has deductibles or retentions in excess of Fifty Thousand Dollars ($50,000), Agent shall be permitted to obtain for Merchant's account insurance to cover such self insurance amount or deductible, the cost of which shall be billed to and paid by Merchant. Merchant shall be responsible for the payment of all deductibles, retentions or self-insured amounts under such policies except in the event liability arises by reason of the negligence or wrongful act or omission of Agent or Agent's independent contractors. Merchant's liability policy shall be primary, except in the event of liability arising by reason of the negligence or wrongful act or omission of Agent or Agent's independent contractors.

           b. Merchant at its expense shall provide fire, theft and extended coverage casualty insurance on the Merchandise in a total amount at least equal to the cost value thereof. From and after the Start Date, said coverage will contain a loss payable clause in Agent's favor. In the event of a loss to the Merchandise included in the Inventory Count occurring on or after the Start Date, the proceeds of such insurance attributable to the Merchandise shall be paid to Agent and such proceeds shall be included as part of the Proceeds. On or before the Start Date, Merchant shall deliver to Agent certificates evidencing such insurance policies, setting forth the duration thereof and the naming of Agent as a loss payee in accordance with the provisions hereof, all in form reasonably acceptable to Agent. In the event that Merchant is self insured or has deductibles in excess of Fifty Thousand Dollars ($50,000), Agent shall be permitted to obtain for Merchant's account insurance to cover such self insurance amount or deductible, the cost of which shall be billed to and paid by Merchant. Merchant shall be responsible for the payment of all deductibles or self-insured amounts under such policies except in the event liability arises by reason of the negligence or wrongful act or omission of Agent or Agent's independent contractors.

           c. Merchant shall at all times during the Sale maintain in full force and effect Worker's Compensation Insurance in compliance with all statutory requirements.

            d. During the performance and length of this Agreement, Agent will maintain workers compensation, commercial general liability and automobile liability insurance and will name Merchant as an additional insured on all such policies, and will, prior to the Start Date, furnish the Merchant with certificates showing that such insurance is in effect.

16. PEACEFUL POSSESSION AND USE OF MERCHANT'S ASSETS. Merchant agrees during the Sale to grant and provide Agent peaceful and quiet possession of the Stores and to take no action relating to the Stores which would disturb such possession, including, without limitation, any action to modify or terminate any existing ADT or similar security system or cash register maintenance agreements or remove any of the furniture, fixtures or equipment from the Stores. Merchant agrees to maintain in operation at the expense of Merchant for the benefit of Agent (i) the point of sale equipment in the Stores during the period of the Sale and (ii) the management information systems during the period of the Sale and for a period of ten (10) days after the End Date. Merchant shall maintain all mechanical systems and equipment in the Stores. Agent shall have the right to use, solely for lawful purposes in furtherance of the Sale, Merchant's property located at or used in connection with the Stores and warehouse in the ordinary course of business, including without limitation, trade names, trademarks, customer lists, credit card equipment, supplies and services, tax identification numbers, computer systems, central office services and subject to the above right to remove furniture, fixtures and equipment. From the Start Date until such time as Agent notifies Merchant that Agent has established bank accounts for receipt of the Proceeds, the Proceeds (including all bank card deposits) shall be deposited in Merchant's accounts in trust for Agent and transferred daily by wire to Agent with Agent paying to Merchant all costs of wiring the funds.

17. INDEMNIFICATION. Agent and Merchant each agree to indemnify and defend and hold harmless the other from any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and reasonable attorneys' fees, costs and expenses, asserted against, resulting to or imposed upon Merchant or Agent, directly or indirectly, by reason of or resulting from either (i) material breach or failure to comply with any of the agreements, covenants, representations or warranties contained in this Agreement, or (ii) any negligent or wrongful act or omission of either or their respective employees.

18.  DEFAULT.  a.   For the purposes of this Agreement, an "Event
of Default" shall be deemed to have occurred:

                (1) upon the failure by Merchant or Agent to perform promptly and fully any material obligation or covenant hereunder or any material obligation or covenant in any document delivered pursuant hereto or any collateral agreement to this Agreement after having received five (5) days' prior written notice, except in the case of a nonmonetary default which is incapable of being cured within such notice period and as to which the defaulting party diligently proceeds to cure said default and (a) the party in default has taken all steps necessary to commence to cure such default within such notice period and (b) such failure to cure, in the case of a default by Merchant, will not adversely affect, in any material way, Agent's ability to conduct the Sale in the manner contemplated herein or in the case of a default by the Agent, the Merchant's practical realization of the benefits to be conferred upon it by this Agreement;

                 (2)         if   any   of  the   warranties   or
representations made by Merchant or Agent herein proves to be untrue or false in a material way;

                (3)        if  any  breach of this  Agreement  by
Merchant results in the Agent being unable to conduct or complete the Sale at any Store as contemplated herein; or

               (4) if any breach of this Agreement by Agent adversely affects the Merchant's realization of the benefits to be conferred upon it by this Agreement.

                b. In the event of the occurrence of an Event of Default resulting from any act or omission of Merchant which prevents Agent from conducting or completing the Sale at any Store as provided by this Agreement, Agent may, at its option, either (i) proceed with the Sale at the Store location(s) affected or (ii) require Merchant, at Merchant's expense, to move the Merchandise to another reasonably proximate Store designated by Agent, or (iii) notify Merchant as to the termination of the Sale as to the particular Store location, in which event, the remaining Merchandise in such Store shall be returned to Merchant and Merchant shall reimburse to Agent the portion of the
Guaranteed Return attributable to such Merchandise, and commencing with the fifth (5th) Store for which the Sale has been terminated as a result of a Merchant Event of Default, Merchant shall within two (2) business days pay Agent an amount equal to an amount as liquidated damages equal to two percent (2%) of the Cost Price of the remaining Merchandise in such Store. Merchant acknowledges that Agent would be irreparably injured in the event of any failure by Merchant to promptly and fully perform any obligation hereunder if such failure directly or indirectly interferes with the conduct by Agent of the Sale, and hereby consents, in the event of any such failure or in the event that any such failure is threatened or appears imminent, to the entry of an injunction specifically enforcing the terms of this Agreement.

                c. No right or remedy granted in or pursuant to this Agreement shall be exclusive of any other right or remedy so granted or otherwise available. Every such right or remedy shall be cumulative and shall be in addition to every other right or remedy so granted or existing at law or in equity or by statute, or created, granted or existing pursuant to any agreement to which Agent and/or Merchant is or may hereafter become a party.

19. ADDITIONAL MERCHANDISE. If permitted by applicable law (as same may be modified by the Approval Order), Agent shall have the right to include in the Sale additional merchandise ("Additional Merchandise") having an aggregate original retail price of up to $5,000,000, which Additional Merchandise shall be similar in quality and type as Merchandise presently located in the Stores. Agent agrees to pay Merchant a commission relative to the sale of Additional Merchandise in an amount equal to 10% of sale of Additional Merchandise (net of all Sales Taxes relative to such sales).

20. JURISDICTION. This Agreement shall be governed and construed in accordance with the laws of the State of New York without regard to the conflicts of laws principles thereof except where governed by the provisions of the United States Bankruptcy Code.

21. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties with respect to these transactions and supersedes and cancels all prior agreements including, but not limited to all proposals, letters of intent or representations, written or oral, with respect thereto.

22. MODIFICATIONS. This Agreement may not be modified except in a writing executed by each of the parties.

23.   ASSIGNMENT.         Except as specifically provided in this
Section, or upon written consent of the parties hereto, this Agreement shall not inure to the benefit of, or, shall not be assignable to, any person or entity other than Merchant and Agent. All of the terms and provisions of this Agreement shall be binding upon, inure to the benefit of, and be enforceable by the successors in interest of the respective parties hereto, including any trustee appointed in Merchant's bankruptcy case.

24. NOTICES. All notices under this Agreement shall be sent by hand, by recognized overnight courier service or by certified mail, return receipt requested to: (a) Merchant at the address listed on the first page hereof, to the attention of Daniel J. Chessin with a copy to Paul S. Groschadl, Esq., Woods, Oviatt, Gilman, Sturman & Clarke LLP, 44 Exchange Street, Rochester, New York 14614; (b) Agent, at the address listed on the first page hereof to the attention of Scott Bernstein, Esq., with a copy to James Weisman, Esq., 310 Grant Street, Suite
420, Pittsburgh, Pa, 15219.

25. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. Such execution may be by facsimile. Any party signing via facsimile shall forward an original hard copy of such signature to the other party, but the failure to send said original signature shall not affect the enforceability of this Agreement against such party, the parties hereto agreeing that a facsimile signature may be treated as an original signature hereunder.

26. BID PROCEDURE. In consideration of Agent conducting its due diligence and entering into this Agreement, which serves as a base by which other offers may be measured, in the event this Agreement is subject to higher and better offers by way of a bidding process (a) all bidders must agree to be bound by all of the terms and conditions of this Agreement, except as modified by price; (b) all bidders must provide comparable assurance of their ability to perform their obligations under this Agreement; (c) the initial bid must be for an increase in the Guaranteed Return of at least one-half of one percent (.5%) with successive bids thereafter for an increase in the Guaranteed Return of at least one-fourth of one percent (.25%) over the previous bid; and (d) Merchant agrees that if Agent is not the successful bidder, Merchant shall reimburse Agent for reasonable, actual direct out of pocket expenses, including reasonable attorneys' fees, in connection with this Agreement in an amount not to exceed $20,000; provided, however, that clauses (a) through (d) shall apply only to bids by liquidators acting as agent of Merchant, and shall not apply to any other bids, including, without limitation, bids by parties contemplating the continuation of the Merchant's business.

27. CONFIDENTIALITY. Agent acknowledges that in the course of its dealings with Merchant it will become privy to material non-public information about Merchant and its parent, Hahn Automotive Warehouse, Inc. (a corporation whose stock is publicly traded) and its affiliates. Agent agrees to hold all such material non-public information in strict confidence.

28. CONDITIONS PRECEDENT. This Agreement shall be subject to the approval of the Bankruptcy Court having jurisdiction over Merchant's bankruptcy proceeding by an order of such court approving this Agreement in its entirety (the "Approval Order"). The Approval Order shall provide that: (a) this Agreement is in the best interests of Merchant, Merchant's estate, creditors and other parties in interest; (b) this Agreement (and each of the transactions contemplated hereby) is approved in its entirety;
(c) Merchant and Agent shall be authorized to take any and all actions as may be necessary and desirable to implement this Agreement and each of the transactions contemplated hereby; (d) Agent shall be entitled to all sums due Agent hereunder free and clear of all liens, claims or encumbrances and all liens and encumbrances shall be transferred to fund created upon payment of Guaranteed Return with the same priority and effect; (e) Agent shall have the right to use the Stores and all furniture, fixtures and equipment in the Stores for the purpose of the Sale free of any interference from any person; (f) Agent, as agent for Merchant, is authorized to conduct the Sale as going out of business, liquidation or similar type sale ("GOB Sale"); (g) Agent is authorized to post signs, advertise and otherwise promote the Sale as a GOB Sale without further consent of any third person; (h) each and every federal, state or local agency, department or governmental authority (collectively "Governmental Authority") and all newspapers and other advertising media shall be directed to accept the Approval Order as binding to consummate the transactions provided for in the Agreement, including, without limitation, the conducting and advertising of the Sale as a GOB Sale, and no further approval, license or permit of any Governmental Authority shall be required; (I) all utilities, landlords, creditors and all persons acting for or on their behalf are restrained and enjoined from interfering with or otherwise impeding the conduct of the Sale, instituting any action in any court (other than the Bankruptcy Court) or before any administrative body which may in any way directly or indirectly interfere with or obstruct or impede the conduct of the Sale or to take any action which in any way interferes with Agent's receipt of the sums due Agent pursuant to this Agreement;
(j) the Bankruptcy Court shall retain jurisdiction over the parties to enforce this Agreement; (k) Agent shall not be liable for any claims against the Merchant and Agent shall have no successorship liabilities whatsoever; (l) Agent shall be entitled to the protection of sections 363 (m) and 364 (e) of the Bankruptcy Code in the event that the Approval Order is reversed or modified on appeal; and (m) Agent's claims hereunder shall be entitled to priority under section 507 (a) (1) of the Bankruptcy Code. In the event the Approval Order is not entered by the close of business on August 29, 1997, Agent or Merchant shall have the right to terminate this Agreement.

29. Furniture, Fixtures and Equipment. Agent will sell, on behalf of Merchant, all of the furniture, fixtures and equipment ("FF&E") in the Stores during the Sale Term at a commission of fifteen percent (15%) of the sales price. Merchant shall reimburse Agent for the reasonable actual expenses incurred by Agent in advertising the sale of the FF&E, up to a maximum reimbursement of $5,000.00. Any sale of FF&E by the Agent is subject to the prior written approval of Merchant. All FF&E must be sold and removed by Agent from each Store prior to the date on which the Sale is terminated for such Store.

Please acknowledge your acceptance hereof by signing a copy and returning it to us.

                    Very truly yours,
                    The Joint Venture Comprised of:
                    SCHOTTENSTEIN BERNSTEIN CAPITAL GROUP, LLC
                    HILCO TRADING CO., INC AND GARCEL, INC. d/b/a
GREAT AMERICAN ASSET MANAGEMENT


                    By:
                    Its:



ACCEPTED THIS           DAY OF
                                           , 19      .

By:
Title:
                            EXHIBIT A
                            LIST OF STORES


                           EXHIBIT 27

           Selected financial information as required for Edgar electronic filing for the six months ended June 30, 1997.