Form 10-Q/A
period 1997-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1997-08-21
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-Q/A

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

                           FORM 10-Q/A
                           (Amendment)


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

     10.1 - Waiver, Modification and Third Amendment to the Credit Facility Agreement and Forbearance Agreement, dated as of July 24, 1997 among the Company and its wholly-owned subsidiaries and the banks named therein, and incorporated herein by reference to the 10-Q filing dated August 15, 1997.

     10.2 - Letter Agreement, dated August 5, 1997, between Schottenstein Bernstein Capital Group, LLC, HLCO Trading Company, Inc. and Garcel, Inc. d/b/a Great American Asset Management, as joint venturers, and AUTOWORKS, Inc, and incorporated herein by reference to the 10-Q filing dated August 15, 1997.

     10.3      - Sixth Amendment to Note Agreement dated as of July
       24, 1997 between the Company and its Senior Secured Note holder, Massachusetts Mutual Life Insurance Company, contained herein.

     Exhibit 27 - Selected financial information as required for Edgar electronic filing for the nine months ended June 30, 1996.

     (b) Reports on Form 8-K




2
      During  the quarter ended June 30, 1997, the Company  filed
(a) a Current Report on Form 8-K, filed July 25, 1997 reporting the Company's exit from the AUTOWORKS retail business and the filing by AUTOWORKS of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code; and (b) a further Current Report on Form 8-K, filed August 11, 1997, containing (i) the Company's Pro Forma Consolidated Balance Sheet at March 31, 1997 and Pro Forma Consolidated Statement of Operations for the six months then ended and (ii) Pro Forma
Consolidated  Balance Sheet at September 30, 1996 and  Pro  forma
Consolidated Statement of Operations for the fiscal year then ended, in each case reflecting the effects of the Company's classification of the AUTOWORKS business as a discontinued operation.



                          EXHIBIT 10.3


                HAHN AUTOMOTIVE WAREHOUSE, INC.





               SIXTH AMENDMENT TO NOTE AGREEMENT




                              Re:

          Note Agreement dated as of December 15, 1989








                   Dated as of July 24, 1997





       $15,000,000 Senior Secured Notes due June 15, 1999

3
                SIXTH AMENDMENT TO NOTE AGREEMENT

      SIXTH AMENDMENT TO NOTE AGREEMENT (this "Agreement"), dated as of July 24, 1997, between HAHN AUTOMOTIVE WAREHOUSE, INC. (the "Company"), a New York corporation, and MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY ("MassMutual"), a Massachusetts corporation.

                           RECITALS:

      A. Pursuant to that certain Note Agreement, dated as of December 15, 1989 (as previously amended and as in effect prior to the effectiveness of this Agreement, the "Existing Note Agreement," and, as amended and supplemented by this Agreement, the "Amended Note Agreement"), the Company issued Fifteen Million Dollars ($15,000,000) in aggregate principal amount of its ten and twenty-five one-hundredths percent (10.25%) Senior Secured Notes due June 15, 1999 (the "Notes").

     B. Payment of the obligations of the Company in respect of the Notes is, and the obligations of the Company in respect of the Notes will continue to be, secured by a security interest in certain collateral pursuant to (i) that certain Amended and Restated Security Agreement, dated as of June 26, 1996, by and between the Company and MassMutual, (ii) that certain Amended and Restated Security Agreement, dated as of June 26, 1996, by and between Auto Works, Inc. ("Auto Works") and MassMutual, and (iii) that certain Security Agreement, dated as of June 26, 1996, by and between Meisenzahl Auto Parts, Inc. ("Meisenzahl") and MassMutual. The foregoing security agreements are referred to herein collectively as the "MassMutual Security Agreements".

      C. Pursuant to that certain Credit Facility Agreement (as previously amended and as in effect prior to the effectiveness of the Bank Modification Agreement (as defined below), the "Existing Credit Agreement"), dated as of June 26, 1996, by and among (i) the Company, Auto Works, Meisenzahl (sometimes referred to herein collectively as the "Borrower"), (ii) Fleet Bank, a bank and trust company formed under the laws of New York (in its capacity as a lender ("Fleet") and in its capacity as agent (the
"Agent")), and (iii) Fleet, The Chase Manhattan Bank, Manufacturers and Traders Trust Company and The Sumitomo Bank, Limited (referred to herein collectively as the "Banks"), the Borrower obtained certain lines of credit from the Banks.






4
     D. Pursuant to that certain Waiver, Modification and Third Amendment to the Credit Facility Agreement and Forbearance Agreement (the "Bank Modification Agreement"), dated as of July 24, 1997, by and among the Borrower, the Agent and the Banks, the Borrower, the Agent and the Banks have agreed to certain modifications to the Existing Credit Agreement. The Existing Credit Agreement, as modified by the Bank Modification Agreement, is referred to herein as the "Amended Credit Agreement".

      E. Payment of the obligations of the Borrower in respect of the Existing Credit Agreement is, and the obligations of the Borrower in respect of the Amended Credit Facility will continue to be, secured by a security interest in certain collateral pursuant to (i) that certain Amended and Restated Security Agreement, dated as of June 26, 1996, by and between the Company and the Agent, for the benefit of the Banks, and that certain Addendum to Amended and Restated Security Agreement, dated as of June 26, 1996, by and between the Company and the Agent, for the benefit of the Banks, (ii) that certain Amended and Restated Security Agreement, dated as of June 26, 1996, by and between Auto Works and the Agent, for the benefit of the Banks, and that certain Addendum to Amended and Restated Security Agreement, dated as of June 26, 1996, by and between Auto Works and the Agent, for the benefit of the Banks, and (iii) that certain Security Agreement, dated as of June 26, 1996, by and between Meisenzahl and the Agent, for the benefit of the Banks, and that certain Addendum to Amended and Restated Security Agreement, dated as of June 26, 1996, by and between Meisenzahl and the Agent, for the benefit of the Banks.

       F. Pursuant to that certain Amended and Restated Intercreditor Agreement (as in effect prior to the Intercreditor Amendment (as defined below), the "Existing Intercreditor Agreement"), dated as of June 26, 1996, by and between MassMutual and the Agent, MassMutual and the Agent, on behalf of itself and the Banks, made certain agreements concerning certain collateral and other matters.

     G. Pursuant to that certain First Amendment to Amended and Restated Intercreditor Agreement (the "Intercreditor Amendment"), dated as of the date hereof, by and between MassMutual and the Agent, MassMutual and the Agent, on behalf of itself and the Banks, have agreed to certain modifications to the Existing Intercreditor Agreement. The Existing Intercreditor Agreement, as amended by the Intercreditor Amendment is referred to herein as the "Amended Intercreditor Agreement".



5
      H. On or about July 24, 1997, Auto Works commenced a case under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. 101 et seq. The commencement of such case constituted an "Event of Default" under the provisions of each of Section 6.1(c),
Section 6.1(e), Section 6.1(k), and Section 6.1(m) of the Existing Note Agreement. Such Events of Default are collectively referred to herein as the "Designated Defaults".

      I.    As  a  result  of the occurrence  of  the  Designated
Defaults,   the   Company  acknowledges  that  the   indebtedness
evidenced by the Notes has been automatically accelerated and is currently due and payable in its full amount.

      J. The Company has requested that MassMutual forbear from exercising its rights and remedies in respect of the Designated Defaults and that MassMutual amend or waive certain terms of the Existing Note Agreement, as more particularly set forth in this Agreement.

      K. Subject to the terms and conditions set forth herein, MassMutual has agreed to the Company's request.

      L. The Company and MassMutual are desirous of entering into this Agreement on the terms and conditions hereinafter set forth.

                           AGREEMENT:

      NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     SECTION 1.     DEFINED TERMS.

      As used herein, the following terms shall have the meanings set forth below or in the document or the Section of this Agreement referenced below. The terms used herein and not defined herein shall have the respective meanings ascribed to such terms in the Amended Note Agreement.

     "Agent" -- Recital C.

     "Agreement, this" -- introductory sentence hereof.

     "Amended Credit Agreement" -- Recital D hereof.

     "Amended Intercreditor Agreement" -- Recital G hereof.

     "Amended Note Agreement" -- Recital A hereof.
6
     "Amended Note Documents" -- means, collectively, the Amended
Note Agreement, the Notes, the MassMutual Security Documents, and the Amended Intercreditor Agreement, as each may be amended from time to time.

      "Amendment  Effective  Date"  -- introductory  language  to
Section 5.

     "Auto Works" -- Recital B hereof.

     "Bank Modification Agreement" -- Recital D hereof.

     "Banks" -- Recital C hereof.

     "Borrower" -- Recital C hereof.

     "Company" -- introductory sentence hereof.

     "Designated Defaults" -- Recital H hereof.

     "Existing Credit Agreement" -- Recital C hereof.

     "Existing Intercreditor Agreement" -- Recital F hereof.

     "Existing Note Agreement" -- Recital A hereof.

     "Fleet" -- Recital C hereof.

     "Forbearance Default" -- Section 3.

     "Intercreditor Amendment" -- Recital G hereof.

     "MassMutual" --  introductory sentence hereof.

     "MassMutual Security Documents" -- Recital B hereof.

     "Meisenzahl" -- Recital B hereof.

     "Notes" -- Recital A hereof.

      SECTION  2.      AMENDMENTS TO EXISTING NOTE AGREEMENT  AND
NOTES; WAIVER.







7
      2.1 Amendments to Existing Note Agreement and Notes. The Company and, subject to the satisfaction of the conditions set forth in Section 5 hereof, MassMutual hereby consent and agree to the amendments to the Existing Note Agreement as set forth in Exhibit A to this Agreement. Each such amendment shall become effective on the Amendment Effective Date and is incorporated herein by reference as if set forth verbatim in this Agreement. The Company hereby expressly assumes, and agrees to perform each and every one of, its obligations under the Amended Note Agreement and the Notes. All of the amounts due and owing under, and evidenced by, the Notes as of the Amendment Effective Date shall continue to be outstanding under, and after the Amendment Effective Date will be evidenced by, the Notes and shall be governed by the terms of the Notes and the Amended Note Agreement.

      2.2   Waivers  with  respect to  Existing  Note  Agreement.
MassMutual hereby waives compliance by the Company, until the earlier of (i) November 30, 1997 and (ii) the occurrence of a Forbearance Default (as defined herein), with the following sections of the Existing Note Agreement:

           (a) Section 5.1 (but solely as it relates to the Company's obligation to cause Auto Works to maintain its corporate existence);

           (b) Section 5.3 (but solely as it relates to the Company's obligation to cause Auto Works promptly to pay and discharge the obligations specified therein);

           (c) Section 5.5 (but solely as it relates to the Company's obligation to prevent a substantial change in the general nature of the business of Auto Works);

           (d) Sections 5.6 and 5.7 (but solely to the extent that such non-compliance with Sections 5.6 or 5.7 is caused by the bankruptcy of Auto Works); and

           (e) Section 5.12 (but solely as it relates to the obligation of the Company to prevent a sale of the assets of Auto Works; provided, however, that any such sale must receive the prior approval of the United States Bankruptcy Court for the Western District of New York, and shall be on prior written and timely notice to MassMutual).

     SECTION 3.     FORBEARANCE.




8
      Effective upon the satisfaction of the conditions set forth in Section 5 hereof, MassMutual hereby agrees, until the earlier of (i) November 30, 1997 and (ii) the occurrence of a Forbearance Default, to forbear from exercising any rights or remedies in respect of the Designated Defaults. Such forbearance shall not in any way affect the ability of MassMutual to collect, receive or apply the proceeds of Collateral to the obligations evidenced by the Notes as set forth in the Amended Note Agreement or the MassMutual Security Agreements.

      Upon the occurrence of a Forbearance Default, MassMutual shall immediately be entitled to exercise each and every right or remedy available to it under the Amended Note Documents or applicable law in respect of such Forbearance Default and in respect of the Designated Defaults.

      Any one or more of the following shall constitute a "Forbearance Default", as the term is used herein:

           (a) the occurrence of any Event of Default other than the Designated Defaults;

           (b) the failure of the Company to comply with any of the terms or provisions hereof;

          (c) any of the Company's representations or warranties contained herein shall be false, misleading or incorrect in any respect;

           (d) without the written consent of MassMutual, the Company shall agree to any modification to the Amended Credit Agreement (or the terms of the indebtedness evidenced thereby) which includes any provision that would be in any way adverse to the Company, any of its subsidiaries, or MassMutual; or

           (e) the Banks shall decline for any reason to advance funds in respect of any loan request by the Borrower under the provisions of the Amended Credit Agreement other than because the Borrower has fully drawn the availability under the Amended Credit Agreement.

     SECTION 4.     WARRANTIES AND REPRESENTATIONS.

      To induce MassMutual to enter into this Agreement, the Company warrants and represents to MassMutual that, as of the Amendment Effective Date:
9
      4.1 Organization, Existence and Authority. The Company is a corporation duly incorporated, validly existing and is in good standing under the laws of the State of New York. The Company has all requisite corporate power and authority to execute and deliver this Agreement and to perform its obligations under the Amended Note Documents.

      4.2 Authorization, Execution and Enforceability. The execution and delivery by the Company of this Agreement and the performance by the Company of its obligations under the Amended Note Documents have been duly authorized by all necessary action on the part of the Company. This Agreement has been duly executed and delivered by the Company. Each of the Amended Note Documents constitutes a valid and binding obligation of the Company, enforceable in accordance with its respective terms, except that the enforceability thereof may be:

          (a) limited by bankruptcy, insolvency or other similar laws affecting the enforceability of creditors' rights generally; and

          (b)  subject to the availability of equitable remedies.

      4.3 No Conflicts or Defaults. Neither the execution and delivery by the Company of this Agreement and the other Amended Note Documents, nor the performance by the Company of its obligations under any of the Amended Note Documents, conflicts with, results in any breach in any of the provisions of, constitutes a default under, violates or results in the creation of any Lien (other than pursuant to the Amended Note Documents) upon any Property of the Company under the provisions of:

           (a) any charter document, partnership agreement or bylaws of the Company;

            (b) assuming the contemporaneous execution and delivery of the Bank Modification Agreement, any agreement, instrument or conveyance to which the Company or any Properties of the Company may be bound or affected; or










10
      (c) any statute, rule or regulation or any order, judgment or award of any court, tribunal or arbitrator by which the Company or any Properties of the Company may be bound or affected.

      4.4 Governmental Consent. Neither the execution and delivery by the Company of this Agreement and the other Amended Note Documents nor the performance by the Company of its obligations under each of the Amended Note Documents, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any Governmental Authority on the part of the Company as a condition thereto.

     4.5 No Defaults or Events of Default. After giving effect to the transactions contemplated by this Agreement, including the contemporaneous execution and delivery of the Bank Modification Agreement, no Default or Event of Default (other than Designated Defaults in respect of which (i) MassMutual has agreed to forbear hereunder and (ii) the Banks have agreed to forbear under the Bank Modification Agreement) will exist under any of the Amended Note Documents or the Amended Credit Agreement.

      4.6 Disclosure. The financial statements and certificates delivered to MassMutual by the Company or the Company's accountants, as the case may be, pursuant to Section 5.19 of the Existing Note Agreement do not, nor does this Agreement or any written statement furnished by the Company in connection herewith, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact existing as of the date hereof which the Company has not disclosed to MassMutual in writing which has had or, so far as the Company can now reasonably foresee, could reasonably be expected to have, a material adverse effect on the condition, financial or otherwise, of the Company or its Subsidiaries, or the operations of any of them, or upon the Company's ability to perform its obligations under this Agreement, the Amended Note Agreement and the Notes.

      4.7 Certain Representations and Warranties. All of the representations and warranties contained in the Bank Modification
Agreement, as in effect on the Amendment Effective Date, are true and correct in all respects.

      4.8 No Undisclosed Consideration. Except as expressly set forth in the documents described in Section 5.1 or Section 5.2 hereof, neither the Company nor any Subsidiary has paid or will pay, directly or indirectly, any fee, charge or other consideration to any Lender (as defined in the Amended Intercreditor Agreement) as a condition to, or otherwise in connection with, this Agreement or the Bank Modification
11
Agreement.


     SECTION 5.     CONDITIONS PRECEDENT.

      The amendments set forth in Section 2 hereof and the agreement to forbear set forth in Section 3 hereof shall not become effective unless all of the following conditions precedent shall have been satisfied on or before August 8, 1997 (the date of such satisfaction being herein referred to as the "Amendment Effective Date"):

      5.1 Execution and Delivery of this Agreement. The Company shall have executed and delivered to MassMutual a counterpart of this Agreement.

      5.2 Execution and Delivery of Other Documents. The following documents, each in form and substance satisfactory to MassMutual and its special counsel, shall have been duly executed and delivered by the parties thereto, and shall be in full force and effect:

          (a)  the Bank Modification Agreement; and

          (b)  the Intercreditor Amendment.

      5.3 Security Interest Perfection. The Company shall have caused such UCC-1 Financing Statements and other documents to be executed and filed in the appropriate offices in Wayne County, North Carolina and Cumberland County, North Carolina as are required to perfect or protect all of the security interests granted pursuant to the MassMutual Security Agreements.

      5.4 No Default; Representations And Warranties True. The warranties and representations set forth in Section 4 hereof shall be true and correct on the Amendment Effective Date and no Default or Event of Default shall exist which would not be waived by this Agreement or the Bank Modification Agreement.

      5.5 Authorization of Transactions. The Company shall have duly authorized the execution and delivery of this Agreement and each of the documents executed and delivered in connection herewith and the performance of all of its obligations contemplated by this Agreement.





12
      5.6 Payment of Certain Expenses. The Company shall have paid all reasonable costs and expenses of MassMutual relating to this Agreement and the other Amended Note Documents, including without limitation (i) the fees and expenses of Hebb & Gitlin, MassMutual's special counsel and (ii) the out-of-pocket expenses of MassMutual, in accordance with Section 7.5 hereof.

      5.7 Proceedings Satisfactory. All documents executed and delivered, and actions and proceedings taken, in connection with this Agreement shall be satisfactory to MassMutual and its special counsel. MassMutual and its special counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith, in form and substance satisfactory to them.

     SECTION 6.     NO PREJUDICE OR WAIVER; REAFFIRMATION.

      6.1 No Prejudice or Waiver. Except as provided herein, the terms of this Agreement shall not operate as a waiver by MassMutual of, or otherwise prejudice MassMutual's rights, remedies or powers under, the Amended Note Documents or under applicable law. Except as expressly provided herein:

           (a) no terms and provisions of any agreement are modified or changed by this Agreement; and

           (b)   the  terms and provisions of the  Existing  Note
     Agreement and the Notes shall continue in full force and effect.

      6.2 Reaffirmation. The Company hereby acknowledges and reaffirms all of its obligations and duties under the Amended
Note Documents.

       6.3 Acknowledgement of Outstanding Obligations. The Company hereby affirms and acknowledges that (i) the Designated Defaults have occurred, (ii) as of the date hereof, the aggregate principal amount outstanding under the Notes is $4,250,000, together with accrued interest thereon and cost expenses (collectively, the Outstanding Amount") and (iii) the Outstanding Amount is now due and owing and that the Company is obligated to pay to MassMutual, all without defense, setoff or counterclaim of any kind or nature whatsoever, the Outstanding Amount.
     SECTION 7.     MISCELLANEOUS.

     7.1 Governing Law. This Agreement shall be governed by and construed in accordance with New York law.

13
      7.2 Duplicate Originals. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts which, collectively, show execution by each party hereto shall constitute one duplicate original.

     7.3 Waivers and Amendments. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated orally, or by any action or inaction, but only by an instrument in writing signed in accordance with the amendment provisions set forth in the Existing Note Agreement.

      7.4 Section Headings. The titles of the sections hereof appear as a matter of convenience only, do not constitute a part of this Agreement and shall not affect the construction hereof.

       7.5 Costs and Expenses. The Company affirms and acknowledges that Section 9.4 of the Existing Agreement and the Amended Agreement applies to this Agreement and the transactions contemplated hereby. Without limiting such Section 9.4, the Company agrees ,on or before the Amendment Effective Date, to pay all costs and expenses of MassMutual relating to this Agreement and the other Amended Note Documents, including, but not limited to, (i) the statement for reasonable fees and disbursements of MassMutual's special counsel and (ii) the statement for reasonable out-of-pocket expenses of MassMutual, in each case, presented to the Company on or before the Amendment Effective Date. The Company will also pay upon receipt of any statement thereof, each additional statement for (i) reasonable fees and disbursements of MassMutual's special counsel or (ii) reasonable out-of-pocket expenses of MassMutual, rendered after the Amendment Effective Date in connection with the Amended Note Documents.

        7.6 Survival. All warranties, representations, certifications and covenants made by or on behalf of the Company or any Subsidiary in the Amended Note Documents or in any certificate or other instrument delivered pursuant to the Amended Note Documents shall be considered to have been relied upon by MassMutual and shall survive the execution of the Amended Note Documents, regardless of any investigation made by or on behalf of MassMutual. All statements in any such certificate or other instrument shall constitute warranties and representations of the Company hereunder.
14

      7.7   Waiver and Release.  For and in consideration of  the
agreements contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of all of which are hereby acknowledged, the Company, on its own behalf, and to the extent that it is lawfully able to do so, on behalf of its predecessors, successors, assigns, Subsidiaries, affiliates and agents and all of their respective past, present and future officers, directors, shareholders, employees, contractors and attorneys, and the predecessors, heirs, successors, and assigns of each of them (collectively referred to in this Section 7.7 as the "Releasors") do hereby jointly and severally fully RELEASE, REMISE, ACQUIT, IRREVOCABLY WAIVE and FOREVER DISCHARGE MassMutual, together with its predecessors, successors, assigns, subsidiaries, affiliates and agents and all of their respective past, present and future officers, directors, shareholders, employees, contractors and attorneys, and the predecessors, heirs, successors and assigns of each of them (MassMutual and all of the foregoing being collectively referred to in this Section
7.7 as the "Released Parties"), from and with respect to any and all Claims (as defined below).

      As used in this Section 7.7, the term "Claims" shall mean and include any and all, and all manner of, action and actions, cause and causes of action, suits, disputes, controversies, claims, debts, sums of money, offset rights, defenses to payment, agreements, promises, notes, bonds, bills, covenants, losses, damages, judgments, executions and demands of whatever nature, known or unknown, whether in contract, in tort or otherwise, at law or in equity, for money damages or dues, recovery of property, or specific performance, or any other redress or recompense which have accrued or may ever accrue, may have been had, may be now possessed, or may or shall be possessed in the future by or on behalf of any one or more of the Releasors against any one or more of the Released Parties for, upon, by reason of, on account of, or arising from or out of, or by virtue of, any transaction, event or occurrence, duty or obligation, indemnification, agreement, promise, warranty, covenant or representation, breach of fiduciary duty, breach of any duty of fair dealing, breach of confidence, breach of funding commitment, undue influence, duress, economic coercion, conflict of interest, negligence, bad faith, malpractice, violations of federal or state securities laws or the Racketeer Influenced and Corrupt Organizations Act, intentional or negligent infliction of mental distress, tortious interference with contractual relations, tortious interference with corporate governance or prospective business advantage, breach of contract, deceptive trade practices, libel, slander, usury, conspiracy, wrongful acceleration of any indebtedness, wrongful foreclosure or attempt to foreclose on any collateral relating to any
15
indebtedness, action or inaction, relationship or activity, service rendered, matter, cause or thing, whatsoever, express or implied, transpiring, entered into, created or existing from the beginning of time to the date of the execution of this Agreement in respect of the Notes or the Existing Note Agreement, and shall include, but not be limited to, any and all Claims in connection with, as a result of, by reason of, or in any way related to or arising from the existence of any relationships or communications by and between the Releasors and the Released Parties with respect to the Notes, the agreements pursuant to which the Notes were issued, and all agreements, documents and instruments related thereto, including, without limitation, the Amended Note Documents, as presently constituted and as the same may from time to time be amended.

       The Company, for itself and the other Releasors, acknowledges that the Releasors may hereafter discover facts, which exist or existed on or before the date hereof, different from or in addition to those they now know or believe to be true with respect to the Claims herein released. Notwithstanding the foregoing, the Company, for itself and the other Releasors, agrees that this Section 7.7 shall survive the termination hereof and shall remain effective in all respects and waive the right to make any new, different or additional claim on account of such different or additional facts. The Company, for itself and the other Releasors, acknowledges that no representation or warranty of any kind or character has been made to the Releasors by any one or more of the Released Parties or any agent, representative or attorney of the Released Parties to induce the execution of this Agreement containing this Section 7.7.

      The Company, for itself and the other Releasors, hereby represents and warrants unto the Released Parties that:

           (a) the Company has the full right, power, and authority to execute and deliver this Agreement containing this Section 7.7 without the necessity of obtaining the consent of any other party;

           (b) the Company has received independent legal advice from attorneys of their choice with respect to the advisability of granting the release provided herein, and with respect to the advisability of executing this Agreement containing this Section 7.7;

           (c) the Company has not relied upon any statements, representations or promises of any of the Released Parties in executing this Agreement containing this Section 7.7, or in granting the release provided herein;
16
           (d) the Releasors have not entered into any other agreements or understandings relating to the Claims;

          (e) the terms of this Section 7.7 are contractual, not a mere recital, and are the result of negotiation among all the parties; and

           (f) this Section 7.7 has been carefully read by, and the contents hereof are known and understood by, and it is signed freely by the Company.

      The Company, for itself and the other Releasors, covenants and agrees no Releasor shall bring any claim, action, suit or proceeding regarding or related in any manner to the matters released hereby, and the Company, for itself and the other Releasors, further covenants and agrees that this Section 7.7 is a bar to any such claim, action, suit or proceeding.

      All prior discussions and negotiations regarding the Claims have been and are merged and integrated into, and are superseded by, this Section 7.7. The Releasors understand, agree and expressly assume the risk of any fact not recited, contained or embodied in this Section 7.7 which may hereafter turn out to be other than, different from, or contrary to, the facts now known to the Releasors or believed by the Releasors to be true, and further agree that this Section 7.7 shall not be subject to termination, modification, or rescission, by reason of any such difference in facts.
17

      7.8 Indemnification. The Company agrees to indemnify MassMutual and its directors, officers, employees, agents and attorneys from, and hold each of them harmless against, any and all losses, liabilities, claims, damages or expenses incurred by any of them arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation, litigation or other proceedings) relating to, or in connection with, the Amended Note Documents including, without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation, litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified). Without limiting the generality of the foregoing, the Company agrees to pay currently the expenses reasonably and necessarily incurred by MassMutual relating to any such investigation, litigation or other proceedings (including, without limitation, the fees and expenses of legal counsel) in advance of the final disposition thereof, unless a court of competent jurisdiction finally determines that the Company is not obligated to provide such current payment in respect of such investigation, litigation or proceeding. MassMutual agrees to reimburse the Company for all amounts paid by the Company on behalf of MassMutual in connection with any claim for indemnity hereunder in the event, and only to the extent that, a judgment shall have been entered by a court of competent jurisdiction in a final adjudication from which there is no further appeal that MassMutual is not entitled to be indemnified by the Company for such amounts under this Agreement, applicable law or any other right of indemnity by the Company that may be available to MassMutual.

      7.9 Consultants. The Company acknowledges and agrees that MassMutual, and its representatives, agents, attorneys and financial advisors, shall be permitted (i) to receive all materials provided to the Banks by their consultants, including, without limitation (A) Gordon Brothers and (B) Claymore Partners and (ii) to consult directly with such consultants.

[REMAINDER OF PAGE IS INTENTIONALLY BLANK.  NEXT PAGE IS  SIGNATU
RE PAGE.]

      IN  WITNESS  WHEREOF, the parties hereto have  caused  this
Agreement  to  be  executed on their behalf by a duly  authorized officer  or  agent thereof, as the case may be, as  of  the  date first above written.
18


                              HAHN AUTOMOTIVE WAREHOUSE, INC.



                              By_________________________________
                                 Name:
                                 Title:



                             MASSACHUSETTS MUTUAL LIFE
                             INSURANCE COMPANY



                              By_________________________________
                                 Name:
                                 Title:

                            EXHIBIT A

             AMENDMENTS TO EXISTING NOTE AGREEMENT


      1. Amendments to Section 2.2 of the Existing Note Agreement. Section 2.2 of the Existing Note Agreement is hereby amended by deleting the period at the end of the last sentence of the first paragraph thereof, and replacing it with the following:
"provided,  however,  in  the  event  that,  on  or  before   the
Forbearance Termination Date, the Company shall prepay the outstanding Notes in whole, by payment of the full principal amount of the Notes and all accrued interest thereon to the date of such prepayment, the Company shall not be required to accompany such prepayment with any Make-Whole Premium."

     2.   Amendments to Section 5 of the Existing Note Agreement.

          (a)  Subsection (4) of Section 5.8 of the Existing Note
     Agreement is deleted in its entirety and replaced with the following:

                     "(4)  Current  Debt  or  Funded  Debt  of  a
          Restricted  Subsidiary to the Company or a Wholly-Owned
          Restricted Subsidiary (other than Auto Works)."

           (b) The term "Affiliate" when used in Section 5.15 of the Existing Note Agreement shall be deemed to include, for all purposes of such Section, Auto Works.
19
           (c) Section 5.16 of the Existing Note Agreement is hereby amended by deleting the existing sub-section (a) thereof and replacing it with the following:

                     "(a) investments, loans and advances by  the
          Company and its Restricted Subsidiaries in and to Restricted Subsidiaries (other than Auto Works), including any investment in a corporation which, after giving effect to such investment, will become a Restricted Subsidiary;"

           (d) Section 5.19 of the Existing Note Agreement is hereby amended by (i) deleting the word "and" at the end of sub-section (g) thereof, (ii) deleting the period at the end of sub-section (h) thereof and replacing it with "; and" and
     (iii) adding a new sub-section "(i)" to such Section which new sub-section shall read in its entirety as follows:

                     "(i) Additional Information.  Simultaneously
          with the delivery thereof to any of the Fleet Agented Banks, copies of any and all certificates, statements, reports, projections, calculations, verifications, documents, or other information required to be delivered to the Fleet Agented Banks under Section 7 of the Bank Modification Agreement."

          (e)  A new Section 5.20 is hereby added to the Existing
     Note Agreement which new section shall read in its entirety as follows:

                     "5.20 Subordination. The Company shall not make, nor shall it permit either of Meisenzahl or Auto Works to make, any payments of principal on the Promissory Note dated February 1, 1996 in the amount of $1,650,000 between the Company and Michael Futerman or the Promissory Note dated January 24, 1996 in the amount of $500,000 between the Company and Eli
Futerman (together, the "Subordinated Notes"), although the Company may make regular interest payments in respect of the Subordinated Notes until a Forbearance Default occurs, after which time the Company shall not make any further payments whatsoever in respect of the Subordinated Notes.

          (f)  A new Section 5.21 is hereby added to the Existing
     Note Agreement which new section shall read in its entirety as follows:




20
                          "5.21  Modifications to  Fleet  Agented
          Credit Agreement. Without the written consent of the holder of the Notes, the Company shall not agree to any modification to the Fleet Agented Credit Agreement (or the terms of the indebtedness evidenced thereby) which includes any provision that would be in any way adverse to the Company, any of its subsidiaries, or the holder of the Notes."

       3.    Amendment  to  Section  6.1  of  the  Existing  Note
Agreement.   Section  6.1(f) of the Existing  Note  Agreement  is
hereby amended to read in its entirety as follows:

                    "(f) Default shall occur in the observance or
          performance  of any covenant or agreement contained  in
          5.6  through  5.13,  5.17,  5.18,  5.20  or  5.21
          hereof; or"

      4.    Amendments  to  Section  8.1  of  the  Existing  Note
Agreement. Section 8.1 of the Existing Note Agreement is hereby amended to modify in their entirety or add, each in their proper alphabetical order, the following definitions:

                "Auto  Works"  shall  mean Auto  Works,  Inc.,  a
     Michigan corporation.

                "Bank Modification Agreement" shall mean that certain Waiver, Modification and Third Amendment to the Credit Facility Agreement and Forbearance Agreement, dated as of July 24, 1997, by and among (i) the Company, Auto Works, Inc., Meisenzahl Auto Parts, Inc. and (ii) the Banks, as the same may be amended from time to time.

                "Fleet Agented Credit Agreement" shall mean that certain Credit Facility Agreement, dated as of June 26,
     1996, by and among the Company, Auto Works, Meisenzahl, and the Fleet Agented Banks.

                "Fleet Agented Banks" shall mean, collectively, Fleet Bank, The Chase Manhattan Bank, Manufacturers and
     Traders Trust Company, and The Sumitomo Bank, Limited, and their respective successors and assigns.

                "Forbearance Termination Date" shall mean the first to occur of the following:

                         (A)  November 30, 1997;


21
                          (B)   the  occurrence of any  Event  of
          Default other than the Designated Defaults (as defined in the Note Agreement Amendment);

                          (C)   the  failure of  the  Company  to
          comply with any of the terms or provisions of the  Note
          Agreement Amendment;

                            (D)     any    of    the    Company's
          representations  or warranties contained  in  the  Note
          Agreement Amendment shall be false, misleading or incorrect in any respect; or

                          (E)  without the written consent of the
          holder of the Notes, the Company shall agree to any modification to the Fleet Agented Credit Agreement (or the terms of the indebtedness evidenced thereby) which includes any provision that would be in any way adverse to the Company, any of its subsidiaries, or the holder of the Notes; or

                          (F)   the  Fleet  Agented  Banks  shall
          decline for any reason to advance funds in respect of any loan request by the Borrower (as defined in the Fleet Agented Credit Agreement) under the provisions of the Fleet Agented Credit Agreement other than because the Borrower has fully drawn the availability thereunder.

                "Meisenzahl"  shall mean Meisenzahl  Auto  Parts,
     Inc., a New York corporation.

               "Note Agreement Amendment" shall mean that certain
     Sixth  Amendment to Note Agreement, dated  as  of  July  24,
     1997, by and between the Company and the Purchaser.


                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              HAHN AUTOMOTIVE WAREHOUSE, INC.
                                       (Registrant)


                              By:  s//Mike Futerman
                                   Mike Futerman
                                   Chief Executive Officer
22


                              By:  s//Eli N. Futerman
                                   Eli N. Futerman
                                   President


                              By:  s//Albert J. Van Erp
                                   Albert J. Van Erp
                                   Vice President - Finance

Dated:  August 20, 1997



23