Form 10-K
period 1997-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1997-12-29
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:            Commission File Number
    September 30, 1997                          0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its Charter)

New York                       16-0467030
(State  of  Incorporation)         (I.R.S.Employer Identification
No.)

415 West Main Street, Rochester, New York                 14608
(Address of Principal Executive Offices)               (Zip Code)

Registrant's  telephone number, including area code:  (716)  235-
1595.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 15, 1997, (based upon the closing price of $5.88 on that day, as reported on the NASDAQ:NMS) was approximately $11,262,114. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers.

Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01
per share, outstanding as of December 15, 1997:   4,745,014.

              Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to regulations 14A, not later than 120 days after September 30, 1997, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

                               PART I

Item 1.   BUSINESS

(a)  General Development of Business

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements. Hahn Automotive Warehouse, Inc. desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking Statements" located in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. All references to a "Fiscal" year refer to the twelve (12) month period ended September 30 of such year.

 Hahn Automotive Warehouse, Inc. was incorporated in the State of New York in 1958. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the term "Company" refers to Hahn Automotive Warehouse, Inc. and its consolidated subsidiaries other than AUTOWORKS, Inc. ("AUTOWORKS").

  The Company is engaged in the sale of automotive aftermarket products to commercial service establishments on a regional basis. The Company's business is conducted through ten full-service distribution centers, four specialty distribution centers, nine direct distribution centers and 83 jobber stores that operate in the same areas as the Company's full-service distribution centers generally under the name Advantage Auto Stores. The Company's operations are located along the Eastern Seaboard and in the Midwest.

   On October 14, 1996, the Company acquired four direct distribution centers located in the Rochester, New York area for a purchase price of $2.7 million. An insignificant number of jobber customers of the Company were served by these direct distribution centers. On May 1, 1997, the Company acquired the assets of a jobber in Canandaigua, New York for a purchase price of $831,000. The Company did not operate any jobber stores in this area prior to the acquisition. Both acquired companies previously purchased products from the Company.

  Since November 29, 1993, the Company also engaged in the retail sale of automotive aftermarket products through its wholly-owned subsidiary, AUTOWORKS. Due to continuing losses and negative cash flow, the Company decided, during Fiscal 1997, to exit the retail business. To that end, on July 24, 1997, AUTOWORKS filed a petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Chapter 11 Proceeding"). (See
Part 1 - Item 3 "Legal

Proceedings"). The filing was undertaken to assure the orderly administration of AUTOWORKS' assets and liabilities. Neither the Company nor any Company subsidiary (other than AUTOWORKS) filed a petition or is in bankruptcy.

  Effective August 20, 1997, pursuant to a Bankruptcy Court order entered on the previous day, AUTOWORKS entered into an Agency Agreement with a national liquidator for the purpose of liquidating its retail inventory, furniture, fixtures and equipment all specified in such order. Under the Agency Agreement, the liquidator assumed a major portion of AUTOWORKS' operating expenses incurred after the date of the Agreement. AUTOWORKS received approximately $11,150,000 from liquidation, of which approximately $10,800,000 was used to reduce the principal outstanding under a revolving credit facility and Senior Secured Notes which were secured by AUTOWORKS' assets and $350,000 was placed in escrow pursuant to Bankruptcy Court order. In connection with the AUTOWORKS liquidation, the Company recorded a one-time charge to earnings, net of taxes, during the third quarter of Fiscal 1997 of $18.8 million or $3.96 per share. (See
Part 1 - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

 On October 22, 1997, the Company entered into a new long-term $50 million credit facility which is secured by substantially all of the Company's assets. The facility consists of up to a $50 million borrowing base revolving credit facility (less the outstanding balance of a $2.5 million term loan, a $3.5 million swing line advance facility and a $2.0 million letter of credit sub-facility). Proceeds from the facility were used to repay the Company's prior revolving credit facility and senior secured
notes.   (See  Part  1  -  Item  7 "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations").

(c)  Narrative Description of Business

The  Company's continuing operations are contained in one  industry
segment:  wholesale  sale  of  automotive  aftermarket  parts   and
products.  Below is a description of the segment.

Industry Overview

The market is composed of two basic segments: Passenger car and light truck products and heavy duty truck products. The Company operates in the passenger car and light truck market, and currently does not have a presence in the heavy duty truck market. The market for passenger car and light truck products has two basic sales channels: (i) wholesale or installed parts service, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, and (ii) retail, serving do-it-yourself ("DIY") retail customers. The wholesale segment is the Company's primary area of focus.

Traditionally, the wholesale segment has distributed automotive parts using a three-step or full-service distribution process. With full-service distribution, parts manufacturers deliver parts to warehouse distributors, who then deliver to local jobbers who sell individual parts to end users. Full-service distribution allows jobbers to provide rapid parts availability to local area professional installers, including service stations, garages and major accounts.

The two-step or direct distribution process has evolved in response to increasing capital needs and shrinking margins, and to date has been more successful in metropolitan areas where there are higher concentrations of professional installers. Direct distributors eliminate a level of distribution from the traditional full-service distribution process. Thus, a large jobber may purchase directly from manufacturers and sell directly to professional installers, thereby eliminating the warehouse distributor level, or a warehouse distributor may skip the jobber level and sell parts directly to installers. The Company's direct distribution division targets this market.

The Company believes that the automotive aftermarket is changing as a result of (i) the proliferation of the number of auto parts required to serve the growing number of domestic and foreign vehicle makes and models available in the United States, and (ii) the consolidation in the automotive parts aftermarket due to parts
proliferation  and  the fragmented nature  of  the  industry.   The
Company further believes that these developments may represent growth opportunities.

In the Company's opinion, distributors such as the Company are well positioned to take advantage of these growth opportunities because of their ability to achieve economies of scale in purchasing, inventory management and employee training. Further, the Company believes that the factors cited above for giving rise to such opportunities are causing a growing number of independent jobbers to become associated with programmed distribution groups, such as Auto Value Associates, Inc. ("Auto Value"), and that distributor members of such groups, like the Company, will be the prime beneficiaries. (For a description of the program, see section entitled "Auto Value Program.")

Wholesale Distribution Centers and Jobbing Store Network

The Company purchases over 156,000 automotive aftermarket stock keeping units ("SKUs"), consisting predominately of nationally branded automotive hard parts, as well as maintenance items, accessories, and private label products, from approximately 219 manufacturers, and distributes these products through its distribution network to approximately 1,400 independent jobbing stores and 83 Company-owned jobbing stores, which operate principally under the Advantage Auto Stores name. These jobbers supply automotive parts to commercial establishments performing automotive services and, to a much lesser extent, the DIY market. The Company's distribution network consists of ten full-service distribution centers, four specialty distribution centers, and nine direct distribution centers located along the Eastern Seaboard and in the Midwest. The Company generally does not sell tires or perform automobile repairs or installations through either its distribution centers or jobbing operations.

Distribution Strategy

The Company's distribution strategy is based on five  key elements:

      Rapid Delivery From Extensive Inventory - The Company maintains a broad product inventory of approximately 156,000 SKUs throughout its full-service distribution network, from which it generally delivers products to customers within 24 hours of receipt of an order. The Company believes that speed of delivery is essential for a jobber to meet the time constraints of its service establishment customers and to manage its own inventory.

     Strong Customer Relationships and Trained Work Force - The Company is a customer driven company built on strong, long-term relationships. The Company provides operational support to its customers on a regular basis to assist them in many aspects of their businesses. In addition, the Company maintains trained and experienced sales and distribution center personnel to assist jobbers in selecting parts and filling their inventory needs.

     Growth in Existing Markets - The Company seeks to build its revenue base in existing markets by (i) adding new jobbing store customers within territories presently served, and
  (ii) encouraging existing accounts to purchase additional product lines from the Company.

     Leadership in Auto Value Programmed Distribution Group - Auto Value is one of the fastest growing independent nationwide purchasing and marketing programs in the automotive aftermarket. The Company believes that it is the largest participant by sales volume and number of jobbing customers who subscribe to Auto Value's marketing program. The Company seeks to convert its independent jobbing customers to the Auto Value program, as the Company requires such customers to source the preponderance of their inventory needs from the Company.

      Operating  Efficiencies  -  The  Company's  operations   are
  structured to realize operating efficiencies both for itself and for its customers, to benefit from economies of scale in product purchasing, information systems and employee training and to provide an efficient distribution system with the objectives of ease of order placement and speed of delivery. In addition, within the wholesale division, the Company has been successful the past at overall integration of its distribution center and jobbing store acquisitions and improving the earnings of such acquisitions through implementation of these operating efficiencies and through the realization of such economies of scale.

Products

The Company's distribution centers and Company-owned jobber stores, operating as Advantage Auto Stores (and Genuine Auto Parts in the Dayton, Ohio, area) (herein collectively referred to as "Advantage Auto Stores"), generally offer a wide selection of predominantly nationally branded automotive products for domestic and foreign cars, vans, and light trucks. The Company stocks a wide range of automotive aftermarket products throughout its full-service distribution network, consisting principally of new and remanufactured automotive hard parts, as well as maintenance items and accessory products. Hard parts include, among others, brake parts, exhaust components, engine parts, suspension parts, and fuel systems.

The Company's customers purchase name-brand products and private-label products which carry a larger gross profit margin.
These private-label products, marketed under the Parts Master (R) label, are manufactured by a variety of vendors for members of the Auto Value programmed distribution group. Parts Master products accounted for approximately 21.2%, 17.2%, and 15.7% (in 1997, 1996 and 1995, respectively) of the Company's net sales, within the wholesale division in each of the last three Fiscal years, with the remainder of net sales derived from manufacturer's branded products. Since Parts Master brand products enable the Company to enjoy higher profit margins as compared to name brand products, the Company continually seeks ways to expand sales of Parts Master products, in some instances by having national brand manufacturers supply these products under this label.



Distribution Center Operations

Central to the Company's strategy of providing rapid distribution of a broad variety of parts is a distribution system comprised of two varieties of distribution centers: full-service and specialty (which consist of pick-up and accessory distribution centers). Full-service distribution centers distribute to jobbers within a radius of approximately 150 miles, and nine of them serve as hubs for a surrounding network of Company-owned Advantage Auto Stores. The Company extends the distribution area of three of its full-service distribution centers with smaller pick-up distribution
centers.   These  pick-up  distribution centers  carry  specialized
inventory categories with slower inventory turns for customer pick-
up when
needed,  to  supplement  regular deliveries from  the  full-service
distribution  center.   The  Company  also  operates  a   specialty
distribution center to centralize the purchasing and distribution of accessory items.

The Company operates ten full-service distribution centers, three pick-up distribution centers and one accessory distribution center. The inventory carried by full-service distribution centers generally range from approximately 42,200 to over 86,000 SKUs, while the pick-up distribution centers stock, on average, approximately 26,700 SKUs and the accessory distribution center stocks select items, such as floor mats, antennas and mirrors.

Each full-service distribution center employs a General Manager, a sales force and clerical, stock-handling and delivery employees. Customers may place their stock orders by computer, telephone, fax or in person at service counters.

Direct Distribution

Commencing with the Company's acquisition of Meisenzahl Auto Parts Inc. and an affiliate company (collectively, "Meisenzahl") at the end of Fiscal 1994, the Company entered the direct distribution market. During Fiscal 1995, the Company established three additional direct distribution centers (two of which do business under the name Professional Auto Warehouse) in targeted metropolitan areas. In early Fiscal 1997, the Company acquired four direct-distribution centers in or about the Rochester, New York, area. The Company has selected direct distribution center locations based on both competitive rent and a high concentration of repair bays.

The Company believes that its direct distribution centers carry a more complete inventory selection than other national direct distributors. The average Company direct distribution center stocks approximately 29,000 SKUs, with the largest stocking over 62,500 SKUs. These locations stock and sell a complete inventory of replacement parts for domestic and foreign cars, vans, and light trucks at competitive prices because they utilize a direct distribution system, rather than the traditional full-service (three-step) system used by other suppliers in the industry. In addition to parts, the direct distribution centers also supply professional installers with equipment and tools. Each direct distribution center maintains a delivery fleet to provide professional installers their orders on a rapid basis.

The Company expects to continue to expand the number of its direct distribution centers by opening new locations during Fiscal 1998, subject to debt service and other funding requirements.

Auto Value Program

The Company is a member of Auto Value, an independent corporation which was incorporated in 1983 to provide to its shareholders the benefits of collective purchasing power under arrangements which it negotiates with vendors from whom its shareholders may purchase inventory. Auto Value neither purchases nor sells automotive parts and is not involved in the chain of distribution.

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

Eli N. Futerman, President of the Company is past Chairman and currently a director of Auto Value Associates, Inc. The Company does not believe that any material conflicts of interests exist as a result of Mr. Futerman's positions in the Company and Auto Value.

Jobber Services

The Company's extensive inventory line provides jobber customers with the opportunity to purchase aftermarket products from a single source, which affords its jobber customers the opportunity to reduce operating expenses and improve inventory planning and control.

The Company provides support to its customers through its account executives who visit them on a regular basis, advising such customers on products and services, assisting in solving logistical, marketing, merchandising, and other problems as well as soliciting increased purchases from the Company. These customer support services are supplemented by manufacturers' sales representatives who periodically call on the Company's customers on behalf of the Company and by annual trade shows at various Company locations.

The Company provides value-added services to its jobber customers that participate in the Auto Value programmed distribution group. Through the Auto Value program, the Company assists its participating jobber customers in marketing, merchandising, inventory management and control, store appearance, advertising and promotion.

During Fiscal 1997, 41 new independent jobber customers joined the Auto Value program through the Company. During Fiscal 1997, 13 independent jobbers resigned from the program and four were terminated, for failing to meet certain program requirements. As of October 31, 1997, 248 of the Company's independent jobber customers and all of the Company's 83 Advantage Auto Stores participated in the Auto Value marketing program.

Advantage Auto Stores

To support its distribution center business, the Company operates a chain of jobbing stores under the Advantage Auto Store name, except for certain Company-owned jobbing stores in the Dayton, Ohio, region which operate under the Genuine Parts Company name; references to Advantage Auto Stores in this report include these jobbing stores. The Advantage Auto Stores are located only in regions supplied by the Company's full-service distribution centers. As of October 31, 1997, the Company owned and operated a total of 83 Advantage Auto Stores.

As the Advantage Auto Stores are members of the Auto Value program, they typically feature certain consistent appearances and merchandising programs. The stores emphasize knowledgeable sales people and rapid availability of parts with daily truck deliveries. Approximately seven years ago, the Company embarked on a jobbing store remodeling project. During Fiscal 1997, the Company remodeled 12 jobbing stores. The Company plans to remodel or relocate 10 jobbing stores in the next Fiscal year.

Purchasing

All product selection and purchasing functions for the distribution centers and the jobbing stores are centralized at the Company's headquarters in Rochester, New York, except for accessory products which are purchased by management of the specialty distribution center. The Company purchases its products from more than 300 suppliers (which includes the 219 manufacturers which provide product to the full-service distribution network) which ship directly to the Company's distribution centers. In most areas, the Company sources each of its product lines from one supplier, although most automotive parts categories have more than one competitive supplier. Inventory purchases are based upon quality, price, service, market conditions and, where appropriate, brand recognition. Suppliers' programs are reviewed periodically to evaluate product mix, quality, pricing and service.

The manufacturers of automotive aftermarket products typically provide replacement warranties, which the Company extends to its
customers.   In general, the Company has certain privileges  with
most of its suppliers that enable it to return slower moving or overstocked items for full credit, which minimizes inventory obsolescence. The Company extends a return policy to its stocking customers. From time to time, the Company's suppliers permit it to defer payments for certain product lines for several months. Such deferrals are often extended by a supplier in connection with promotional programs, seasonal products and the opening of new distribution centers.

In Fiscal 1997, the Company's 15 largest suppliers accounted for approximately 70% of its total distribution center purchases, and its largest supplier accounted for approximately 17% of its distribution center purchases. The Company considers its relationships with its suppliers to be good and believes that alternate sources of supply exist at substantially similar costs for substantially all products which it stocks. The Company's suppliers are generally able to meet its demand for products.

Inventory Control and Management Information System

The Company's management information system is an important element in its strategy of maintaining margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The fully integrated, real-time system, which was designed for general use by distributors in the automotive aftermarket, operates on mainframe computers located at the Company's Rochester, New York, headquarters and links all of the Company's distribution centers. The system enables the Company's Advantage Auto Stores and independent jobbing customers to communicate electronically with the Company. A majority of the Company's independent jobber customers have the capability to access pricing and product availability information in the Company's computer system. This electronic link streamlines and hastens the order process by enabling the Advantage Auto Stores, as well as the independent jobbing customers to electronically determine product availability and order products, eliminating the need to telephone or visit a distribution center directly to place an order.

The system is maintained by a third party vendor under a service agreement. This third party has advised the Company that it is taking responsibility under this service arrangement, at no increased cost to the Company, to correct "year 2000" deficiencies which are believed to exist in the system, although the details of the correction program have not yet been made available to the Company.

Advertising

The Company's Advantage Auto Stores promote broad product availability, competitive prices and customer service through direct mail and local media, including newspapers, yellow pages and radio. Direct distribution centers are promoted through yellow-page advertising and direct mail. Full-service distribution centers provide the Auto Value marketing program to affiliated jobbers and their installer customers.

Trademarks

The Company owns and has registered its Advantage Auto Store trademark in the United States Patent and Trademark Office. In addition, the Company is a licensee of the Auto Value and Parts Master trademarks pursuant to a trademark license agreement which provides for termination upon the occurrence of certain events. Under the trademark license agreement, the Company has the right to use and permit its jobber customers to use the Auto Value and Parts Master trademarks. The Company believes that these trademarks are material to the Company's business.

Competition

The automotive replacement parts market is highly fragmented and extremely competitive. The Company competes most directly with national and regional warehouse distribution networks. The Company believes that the largest warehouse distribution network is National Automotive Parts Association, the largest member of which is Genuine Parts Company (which is not affiliated with the Company's Dayton, Ohio, area jobbing stores of the same name), which distributes under the NAPA trademark. The wholesale distribution market contains numerous other participants, including programmed buyer groups. The Company competes with these groups on the basis of product availability, service and price.

Through its chain of Advantage Auto Stores, the Company also competes directly with other independent jobbing stores, automotive specialty retail chains and discount and general merchandise stores. The Company also competes indirectly with various original equipment manufacturers and other manufacturers, distributors and retailers who sell aftermarket products in alternative distribution channels. Some of the Company's current and potential competitors are larger and have far greater financial resources.

Distribution Center and Jobbing Store Employees

As of October 31, 1997, the Company had 1,109 employees in full-service,speciality and direct-distribution centers and jobbing operations, of whom 70 were distribution center and jobbing store account executives, 54 were headquarters personnel, 174 were distribution center and jobbing store management personnel and the remaining 811 were distribution center workers, jobbing store employees, drivers, counter persons, data entry and other personnel.

Of these employees, 885 were full time and 224 part time. As of October 31, 1997, a total of 21 employees at two distribution centers were represented under collective bargaining agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations with its employees are good.

Item 2.     PROPERTIES

Distribution Center and Jobbing Facilities

The   Company's  principal  executive  offices  are  located   in
Rochester, New York, and presently occupies 22,000 square feet.

As of October 31, 1997, the Company operated the following distribution center locations:

                        Approximate
Location               Gross Ground
                           Level                   Type
                        Square Feet
New York
  Rochester               40,000                   Full-Service
  Rochester-North         37,000                   Direct Dist.
  Rochester-South         11,400                   Direct Dist.
  Rochester-              15,000                   Direct Dist.
  Merchants                5,000                   Direct Dist.
  Rochester-Greece         4,500                   Direct Dist.
  Rochester-Gates          5,000                   Direct Dist.
  Farmington              35,000                   Full-Service
  Bronx                   34,500                   Full-Service
  Syracuse                27,800                   Full-Service
  Buffalo                  8,000                   Direct Dist.
  Buffalo                 22,000                   Full-Service
  Newburgh                 5,700                   Accessory
  Batavia                 12,900                   Direct Dist.
  Albany
Ohio
  Dayton                  59,800                   Full-Service
  Independence            33,500                   Full-Service

North Carolina
  Goldsboro               39,000                   Full-Service
Virginia
  Richmond                32,700                   Full-Service
  Norfolk                  6,500                   Pick-Up
Maryland
  Bladensburg             18,100                   Full-Service
  Baltimore               10,700                   Pick-Up
Indiana
  Indianapolis            13,000                   Pick-Up

Pennsylvania
  Harrisburg              14,500                   Direct Dist.

The Company owns the Independence, Ohio, site; leases its Norfolk, Virginia; Albany, New York; and Harrisburg, Pennsylvania, sites from unaffiliated parties under leases which expire on March 31, 2005; December 31, 1999; and September 30, 2000, respectively; leases its direct distribution Rochester-Merchants, Rochester-Gates and Farmington sites from an unaffiliated party under leases which expire in 2001; leases its Rochester-Greece direct distribution site from an unaffiliated party which expires in 1998; and leases its Rochester and Buffalo direct distribution locations from David Appelbaum, a Vice President of the Company under leases which expire in September 2004. A third direct distribution location in Rochester is also leased from a partnership comprised of Mr. Appelbaum and an unaffiliated third party and expires concurrently with other leases held by Mr. Appelbaum. The Company leases the remaining distribution facilities from members of the Futerman family or affiliates thereof under leases which expire in 2001, 2004 and 2007. Except for the Independence, Ohio, site (which is subject to a first mortgage), none of the Company's facilities are subject to any encumbrance.

As of October 31, 1997, there were 83 Advantage Auto Stores served by the Company's distribution centers as follows:


                         Advantage                             Advantage
Distribution Center         Auto        Distribution Center       Auto
Locations                  Stores           Location             Stores
                          Serviced                              Serviced
Rochester, New York          17         Dayton, Ohio               22
Syracuse, New York           10         Goldsboro, North            7
                                        Carolina
Buffalo, New York             6         Richmond, Virginia         12
Newburgh, New York            2         Bladensburg, Maryland       5
Cleveland, Ohio               2


As of October 31, 1997, the Company leased 79 and owned four Advantage Auto Stores sites. As of October 31, 1997, leases on 13 store sites were month-to-month, leases on 46 store sites had remaining terms of three years or less, and leases on 20 store sites had remaining terms of more than three years, excluding renewal options. The Company leases certain of these sites from members of the Futerman family.

The Company believes that the distribution center and jobbing store leases with members of the Futerman family, taken as a whole, are no less favorable to the Company than leases which could have been obtained from third parties dealing at arm's length.

Discontinued AUTOWORKS Facilities.

AUTOWORKS leases from an unaffiliated party a 312,000 square foot distribution center located in Moraine, Ohio, which previously served the AUTOWORKS store chain. The lease of the Moraine distribution center expires at the end of December 1997. The remaining leases for AUTOWORKS' locations have been assigned to and assumed by third parties, terminated by agreement or rejected in connection with the Chapter 11 bankruptcy filed on July 24, 1997. Five (5) leased properties, which have not been terminated or assumed, are guaranteed by the Company. The Company is in the process of attempting to obtain agreements to terminate these guarantees.

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

On October 31, 1995 a complaint was filed against the Company by 27 former employees of AUTOWORKS, INC. seeking class action status in the United States District Court, Southern District of Ohio, Western Division (Case Number C-3-95-904). The complaint requests compensatory damages, liquidated damages and attorney's fees available under the Fair Labor Standards Act based on an alleged failure to pay overtime wages to certain individuals classified as exempt employees. The Company is vigorously defending this action and maintains that the plaintiffs were employees of AUTOWORKS, INC., and its conduct was appropriate and not wrongful. To that end, the Company filed a motion for summary judgment; the plaintiffs cross moved for partial summary judgment. The Company's motion for summary judgment has been denied, with leave to file another motion for summary judgment on two (2) specific issues raised by the trial court. The Company has filed a motion for reconsideration of this decision, which is now pending before the Court. Plaintiffs' motion for partial summary judgment has been granted in part (Plaintiffs held to be not exempt under the "salary" test of FLSA) and denied in part. In addition, the Trial Court has requested submissions from both parties as to whether a procedural stay is appropriate, which submissions have been filed. While the outcome of this litigation is inherently uncertain, the Company believes that it is unlikely that any adverse verdict would have a significant financial impact on its financial condition.

On July 24, 1997, AUTOWORKS filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of New York ("Bankruptcy Court") to assure the orderly administration of its assets and liabilities. Neither Hahn nor any Hahn subsidiary other than AUTOWORKS filed for protection under Chapter 11 and neither Hahn nor any Hahn subsidiary other than AUTOWORKS is in bankruptcy. The discussion below sets forth various aspects of the Chapter 11 Proceeding, but is not intended to be an exhaustive summary.
After filing the Chapter 11 proceeding, AUTOWORKS continues to operate as a debtor-in-possession. The Bankruptcy Court issued an order approving a consensual cash collateral arrangement between AUTOWORKS and the former banking syndicate which had provided a revolving line of credit to AUTOWORKS. Thereafter, AUTOWORKS' source of funding was from cash flow from its own operations.

On August 20, 1997, AUTOWORKS obtained court approval of an Agency
Agreement   with  a  national  liquidator  for  the  purpose   of
liquidating   its  retail  inventory,  furniture,  fixtures   and
equipment,  all  as specified in such order.   Under  the  Agency
Agreement, the liquidator assumed a major portion of AUTOWORKS' operating expenses incurred after the date of the Agreement.
AUTOWORKS  received  $11,150,000 from the liquidation,  of  which
approximately   $10,800,000  was   used   to   reduce   principal
outstanding under the revolving credit facility and Senior Secured Notes which were secured by AUTOWORKS' assets. As part of that transaction, $350,000 was placed in escrow pursuant to Bankruptcy Court order.

Since   August   21,   1997,  AUTOWORKS  has   had   no   ongoing
revenue-generating operations. AUTOWORKS has only limited cash and had current liabilities of approximately $17.9 million, at September 30, 1997.

The  Company has an unsecured claim in the approximate amount  of
$33.4  million  against  the AUTOWORKS  bankruptcy  estate.   The
Company does not expect to receive any significant dividend from AUTOWORKS upon completion of the bankruptcy proceedings.

The Official Unsecured Creditors' Committee in the AUTOWORKS bankruptcy proceeding has requested that AUTOWORKS pursue a claim against the Company for alleged preferential transfers between the Company and AUTOWORKS amounting to approximately $6.5 million. Such Committee is presently investigating this claim and the transactions in general between the Company and AUTOWORKS through discovery which is being conducted as permitted under Bankruptcy Court procedures, although no adversary proceeding has been commenced. Counsel for AUTOWORKS has rejected the Committee's request on the ground that the claim does not appear to have merit. However, the Committee has the ability to pursue Bankruptcy Court relief in its own right. The Committee has also indicated that relief may be sought against the Company under the doctrine of substantive consolidation for alleged fraud in connection with the Company's acquisition of AUTOWORKS and under fraudulent conveyance laws. While the Company does not believe that it should be held liable under applicable law should these claims ever be brought in an adversary proceeding, and would defend itself vigorously therein, there can be no assurance that the Company would prevail or, because of the early stage of discovery, as to the magnitude of any potential exposure therefrom. The Company believes that the Committee is investigating, through the aforementioned discovery, both its asserted claims and other possible claims which it may or may not assert in the future. There can be no assurance the Committee or other parties to the bankruptcy proceeding will not assert other claims against the Company in the future.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of Fiscal 1997 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


                             PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
        HOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealer Automated Quotation System-National Market System ("NASDAQ:NMS"). Its trading symbol is HAHN. The table below shows the range of high and low actual trade prices for the Company's common stock during each quarterly period of Fiscal years 1997 and 1996:


 Fiscal Year Ended               Fiscal Year Ended
    September   30,   1997                September   30,    1996
                    High   Low                  High     Low
       1st Quarter    9    8         1st Quarter  7      7 5/16

       2nd Quarter    9    7 1/2     2nd Quarter  8 3/4  5 3/4

       3rd Quarter    9    6 3/4     3rd Quarter  9 1/2  8 1/8

       4th Quarter    7    6         4th Quarter  9 1/4  8


The  Company did not pay any cash dividends in Fiscal years  1993 through 1997.  The Company did issue a 4% stock dividend  on  May
1,  1995,  May 1, 1996 and May 1, 1997, to holders of  record  on
April

10, 1995, April 10, 1996 and April 10, 1997, respectively. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement with the lender prohibits the Company from paying cash dividends on its common stock, provided, however, for each Fiscal year ending after September 30, 1997, the Company may distribute dividends if it is not in default and would not be put default by virtue of such dividends. The amount of the aggregate cash dividend may not exceed certain specified amounts of the Company's adjusted net earnings, as defined in such agreement, for the Fiscal year.

On  December  1,  1997, there were 74 holders of  record  of  the
Company's  common stock and the Company believes there  were  498 beneficial owners.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended September 30, 1997. This table should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere herein and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".





                                                                 1997 1996 (1)     1995 (1)     1994 (1)         1993

Income Statement Data:
     Net sales                                               $142,242    $138,395    $130,733   $122,875  $119,074
     Cost of products sold                                     86,967      86,077      79,773     78,218    76,047
     Gross profit                                              55,275      52,318      50,960     44,657    43,027
     Selling, general and
        administrative expense                                 46,717      41,657      39,215     34,357    33,767
     Depreciation and amortization                              2,005       1,756       1,902      1,805     1,785
     Income from operations                                     6,553       8,905       9,843      8,495     7,475
     Interest expense                                         (4,670)     (4,402)     (4,387)    (3,129)   (2,294)
     Other income                                                 719         600         434        441       476
     Income before provision
        for income taxes                                        2,602       5,103       5,890      5,807     5,657
     Provision for income taxes                                 1,011       1,950       2,152      2,228     1,786

     Income from continuing operations                         $1,591      $3,153      $3,738     $3,579    $3,871

Loss from discontinued operations:
Write-down of investment in subsidiary, net of tax           (18,789)      --          --         --
Income (loss) from discontinued operations,  net of tax       (3,937)     (1,294)     (5,115)        563
Total income (loss) from discontinued operations             (22,726)     (1,294)     (5,115)        563

                     Net income (loss)                      ($21,135)      $1,859    ($1,377)     $4,142

Income from continuing operations per share                     $0.34       $0.66       $0.79      $0.80
Income (loss) from discontinued operations per share           (4.79)      (0.27)      (1.08)       0.12

                     Net income (loss) per share (4)          ($4.45)       $0.39     ($0.29)      $0.92

Weighted average shares outstanding (4)                     4,745,014   4,745,014   4,743,938  4,496,526


                                                    1997    1996(1)    1995(1)     1994(1)     1993
Pro Forma (2)  (3):
     Historical income before income taxes                                                      $5,657
     Pro forma adjustments other
        than income taxes                                                                          208
     Pro forma income before
        income taxes                                                                             5,865
     Pro forma income taxes                                                                      2,276
     Pro forma net income                                                                       $3,589

     Pro forma net income per share (4)                                                          $0.80

     Pro forma weighted average
        shares outstanding (4)                                                               4,495,857

Balance Sheet Data:
     Working capital                               $38,748   $65,452     $64,623    $60,456    $39,560
     Total assets                                   77,792    97,819      97,602     95,805     66,486
     Long-term debt and capital
        lease obligations, excluding
        current maturities                          39,171    40,893      41,368     38,173     21,974
     Stockholders' equity                           12,364    33,499      31,640     32,973     26,548


     (1) As a result of the Chapter 11 Bankruptcy filing of AUTOWORKS, Inc. this subsidiary has been deconsolidated.
     (2) Assumes the following occurred on
        October 1, 1991: (i) the
        acquisition of 11 Futerman family
        Advantage Auto Stores purchased
        January 1, 1992; (ii) the
        acquisition of nine Futerman
        family Advantage Auto Stores
        purchased April 1, 1992; (iii) the
        elimination of intercompany sales
        between the Company and these
        twenty stores; (iv) the
        termination of arrangements with a
        related party partnership and the
        resulting net reduction of
        advertising expense; and (v) the
        sale of sufficient shares
        of Common Stock in the initial
        public offering and the
        application of the net proceeds
        therefrom to retire certain
        outstanding indebtedness and to
        pay the final S Corporation
        distribution
     (3) For the period prior to January 1,
         1993, the Company was an S
         Corporation and was
         not subject to corporate income
         taxes.  The pro forma net income
         has been computed as if the
         Company were subject to
         corporation income taxes for all
         periods presented, based on the
         tax laws in effect during the
         respective periods.
     (4) Net income per share and weighted
        average shares outstanding as of
        September 30, 1996, 1995 and 1994 and the pro forma net income per share and pro forma weighted average shares outstanding for 1993, have been restated to reflect 4% stock dividends to shareholders of record on April 10, 1997, 1996 and
        1995.  The stock dividend was
        distributed on May 1, 1997, 1996
        and 1995.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The information in this Item 7 contains forward-looking statements. The Company desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking Statements" below in this Item 7.

The discussion contained in this Item 7 should be read in connection with the Selected Financial Data and the Consolidated Financial Statements and accompanying footnotes elsewhere in this Form 10-K. In all periods discussed herein, the Company's Fiscal year ended on September 30.

General

During the current Fiscal year discussed below, the Company's results of operations and financial condition have been affected by two acquisitions and the filing of the Chapter 11 Proceeding by AUTOWORKS.

The first acquisition occurred in October, 1996. The Company acquired a former customer with four (4) direct distribution centers which operated in the Rochester, New York area. The total purchase price was $2.7 million, of which the Company paid $600,000 in cash and the balance with deferred payments. These locations have been integrated into the Company's direct distribution center division.

The second acquisition occurred in May, 1997 when the Company acquired a former jobbing customer which operated in the Canandaigua, New York trading area. The total purchase price was $831,000, of which $450,000 was paid in cash and the balance with deferred payments. This acquisition is being operated as a jobbing store within the full-service distribution division.

The Company financed the cash portions of these purchases with borrowings under its prior revolving credit facility.

Due to AUTOWORKS continuing losses and negative cash flow, the Company decided during Fiscal 1997 to exit the retail business and focus its operations in the wholesale automotive aftermarket segment. AUTOWORKS filed a Chapter 11 Petition for Reorganization on July 24, 1997. As a result, the Company has deconsolidated AUTOWORKS and classified it as a discontinued operation in the Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures and do not include AUTOWORKS. In connection with this treatment, the Company recorded a one-time charge of $18.8 million, net of taxes, during the third Fiscal quarter of 1997.

Results of Operations

Fiscal Year 1997 Compared to Fiscal Year 1996

Net sales for Fiscal 1997 increased $3.8 million, or 2.8%, from the prior Fiscal year, to $142.2 million. The increase is attributable to increases of 44.8% at the direct distribution centers and 1.5% at the full-service distribution centers, partially offset by a 6.1% decline in net sales at the Advantage Auto Stores. The direct distribution centers' increase resulted from the October 1996 acquisition of four (4) direct distribution centers and a 6.8% increase in comparable location sales from the previous Fiscal year. The Advantage Auto Stores' decline in net sales is principally due to three (3) store closings during Fiscal 1996 and a 5.3% decrease in comparable net sales (primarily as the result of increased competition in certain markets).

Gross profit from continuing operations for Fiscal 1997 was $55.3 million, or 38.9% of net sales, compared to $52.3 million, or 37.8%, of net sales for Fiscal 1996. Gross profit expressed as a percentage of net sales increased as the result of the two (2) acquisitions during Fiscal 1997, and to a lesser extent, the changing sales mix and maturation of the direct distribution division, which generally has a higher gross margin than full-service distribution center sales.

Selling, general, and administrative expenses increased $5.0 million from $41.7 million in Fiscal 1996, or 30.1% of net sales, to $46.7 million, or 32.8% of net sales, in Fiscal 1997. This increase is primarily attributable to the two (2) Fiscal 1997 acquisitions, increased payroll expenses and additional administrative expenses associated with the AUTOWORKS bankruptcy filing.

Depreciation and amortization expense increased $249,000 for Fiscal 1997 from the previous Fiscal year. This increase is attributable to the write-off of capitalized origination costs associated with the Company's prior credit facility (which was replaced by the Company's new credit facility described below) which were being amortized over the term of the prior facility, and an increase in amortization expense related to goodwill associated with the 1997 acquisitions. The increases were partially offset by the utilization of operating leases rather than the purchase of fixed assets as a result of the capital expenditure limitation imposed by the Company's then effective credit facility.

Income from continuing operations before interest and taxes for Fiscal 1997 decreased $2.4 million from $8.9 million, or 6.4% of net sales in Fiscal 1996, to $6.5 million, or 4.6% of net sales in Fiscal 1997 primarily as a result of the factors discussed above.

Interest expense increased $300,000 in Fiscal 1997 to $4.7 million compared to $4.4 million for the previous year. This increase is attributable to higher average borrowings outstanding in Fiscal 1997 and a higher interest rate during the fourth quarter of Fiscal 1997, due to the Company's forebearance agreement under its prior credit facility. Interest expense for Fiscal 1998 is expected to decrease significantly as a result of decreased borrowings, and the lower interest rates on the Company's new credit facility.

The Fiscal 1997 provision for income taxes on income from continuing operations was $1.0 million, an effective rate of 38.9%, as compared to $2.0 million, an effective rate of 38.2%, in Fiscal 1996 due to the decrease in income from continuing operations. The effective rate in both years differs from the Federal rate of 34% primarily due to state income taxes.

As a result of the factors discussed above, for Fiscal 1997, the Company had income from continuing operations of $1.6 million, or $.34 per share, as compared to the last Fiscal year's income from continuing operations of $3.2 million, or $.66 per share.

During Fiscal 1997 the Company incurred a net loss of $21.1 million, or $4.45 a share, compared to net income of $1.9 million, or $.39 a share, in Fiscal 1996. The loss incurred in Fiscal 1997 includes the one time charge relative to AUTOWORKS as discussed above of $18.8 million, net of tax, and losses from discontinued operations for the first nine months of the Fiscal year of $3.9 million, net of tax. Net income in Fiscal 1996 includes losses from discontinued operations of $1.3 million, net of tax.

Earnings per share and weighted average number of shares outstanding as of September 30, 1996 and 1995 have been restated to reflect the 4% stock dividends to shareholders of record on April 10, 1997 and 1996. This dividend was distributed on May 1 of both years.

Fiscal Year 1996 Compared to Fiscal Year 1995

Net sales for Fiscal 1996 increased $7.7 million, or 5.9%, over the prior Fiscal year, to $138.4 million. The most significant contributing factor to this increase was a 33.4% increase in net sales at the direct distribution centers, resulting from the opening of a new location and a full twelve months of sales from the location that opened in Fiscal 1995. Additionally, sales from Advantage Auto Stores and the full-service distribution centers increased by 4.1% and 3.0%, respectively, over the prior fiscal year.

Gross profit for Fiscal 1996 was $52.3 million, or 37.8% of net sales, compared with $51.0 million or 39.0% of net sales for Fiscal 1995. The dollar increase is attributable to the overall increase in net sales as discussed above, while the percentage decrease is due to the change in sales mix (the significant increase in lower margin sales from the direct distribution centers relative to a much smaller increase in higher margin sales of the Advantage Auto Stores).

Selling,  general  and  administrative  expenses  increased  $2.4 million  to  $41.7  million, or 30.1% of net  sales,  from  $39.2 million in Fiscal

1995, or 30.0% of net sales. The increase resulted largely from the opening of a new direct distribution location and a full year of expense from the direct distribution location that opened in Fiscal 1995.

Depreciation and amortization expense decreased $146,000 from $1.9
million  in  Fiscal  1995 to $1.8 million in Fiscal  1996.   This
decrease is due to the increased utilization of operating leases rather than the purchase of fixed assets as a result of the capital expenditure limitation imposed by the Company's then effective credit facility.

Income  from   continuing operations before  interest  and  taxes
decreased by $900,000 to $8.9 million for Fiscal 1996, or 6.4% of net sales, from $9.8 million for Fiscal 1995, or 7.5% of net sales, as a result of the above factors.

Interest expense was $4.4 million for both Fiscal years. Average borrowings outstanding under the Company's credit facility were slightly lower in Fiscal 1996, which was offset by slightly higher interest rates during the fourth quarter of Fiscal 1996.

The Fiscal 1996 provision for income taxes on income from continuing operations was $2.0 million, an effective rate of 38.2%, as compared to $2.2 million, an effective rate of 36.5%, in Fiscal 1995 due to the decrease in income from continuing operations. The effective rate in both years differs from the Federal rate of 34% primarily due to state income taxes.

Income  from  continuing operations decreased  $500,000  to  $3.2 million for Fiscal 1996, (or $.66 per share) from $3.7 million for Fiscal 1995, or $.79 per share.

During Fiscal 1996 the Company recognized net income of $1.9 million, or $.39 a share, compared to a net loss of $1.4 million, or $.29 a share, in Fiscal 1995. Net income for Fiscal 1996 and 1995 includes losses from discontinued operations of $1.3 million and $5.1 million, net of tax, respectively.

Earnings per share and weighted average number of shares outstanding as of September 30, 1996 and 1995, have been restated to reflect the 4% stock dividends to shareholders of record on April 10, 1996 and 1995. This dividend was distributed on May 1 of both years.

Liquidity and Capital Resources

During Fiscal 1997, continuing operations generated net cash of $1.0 million, resulting from income from continuing operations adjusted for non-cash items (including depreciation and bad debt) of $4.8 million reduced primarily by an increase in other assets of $3.9 million.

During Fiscal 1996, continuing operations generated net cash of $6.2 million, resulting from income from continuing operations adjusted for non-cash items (including depreciation and bad debt) of $5.6 million.

Investing activities consist mainly of routine capital expenditures for delivery vehicles, computer equipment, and store and warehouse fixtures. Capital expenditures from continuing operations were $1.1 million, $300,000, and $1.0 million in each of the last three (3) Fiscal years.

Financing activities during Fiscal 1997 and 1996 consumed $5.5 million and $1.9 million of net cash, respectively, and provided $5.0 million of cash during Fiscal 1995. Funds consumed during Fiscal 1997 and Fiscal 1996 reflect payments on long-term debt and a reduction of net borrowings under the Company's prior credit facility. In 1996, such payments were partially offset by the issuance of subordinated debt to Michael Futerman and Eli N. Futerman, Chief Executive Officer and President of the Company, respectively. In Fiscal 1995, the $5.0 million provided by financing activities was the result of increased borrowings on the credit facility, partially offset by payments on long-term debt.

The Company is subject to various actual and potential losses, claims, obligations and proceedings, including those pertaining to AUTOWORKS as well as others, as disclosed in Part I, Item 3, above and in Note 6 to the Financial Statements. The Company has made provision for certain anticipated operating expenses (such as certain real estate and equipment lease obligations and self-insured exposures) of AUTOWORKS for which it may be jointly liable with AUTOWORKS, recorded at $5.1 million at September 30, 1997. While the Company believes that these recorded liabilities and other reserves are reasonable in light of the Company's current information, the judgments involved in the determination thereof are inherently subjective and uncertain such that there can be no assurance that they will prove sufficient in light of future developments.

Further, the Company believes that its information systems contain
"year   2000"  deficiencies,  which  the  Company's  third  party
maintenance contractor has undertaken to correct at no  increased
cost  to  the  Company.   However, such contractor  has  not  yet
advised the Company of the timing or other details of its correction program.

In the future the Company expects to make minor strategic acquisitions and open new direct distribution centers and Advantage Auto stores to the extent that its debt service and other funding requirements permit. The Company's ability to continue to open new direct distribution centers will depend on the Company's ability to negotiate extended payment terms with vendors, which initially minimizes additional working capital requirements. The Company believes that it will be able to continue to obtain such financing.

New Credit Facility

On October 22, 1997, the Company entered into a Loan and Security
Agreement   (the  "New  Credit  Facility")  with  Fleet   Capital
Corporation ("Fleet"), which provides for, among other things,  a
revolving   credit   facility  with  $50   million   in   maximum
availability subject, however, to
borrowing base restrictions, including a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. The proceeds of the initial borrowing under the New Credit Facility, $36 million were used to repay all amounts outstanding under the previous credit agreement and Senior Secured Notes.

The   financial   statements  are  presented  as  if   borrowings
outstanding  under the prior credit facility and  Senior  Secured
Notes  had  been  replaced with borrowings under the  New  Credit
Facility as of September 30, 1997.

At the Company's option, loans outstanding under the New Credit Facility may be maintained at either (a) the LIBOR rate plus 175 to 250 basis points depending on the Company's financial performance or (b) the prime rate of Fleet Bank plus up to 75 basis points depending on the Company's financial performance. LIBOR is fixed for interest periods of one, two, three or six months at the option of the Company.

The Company is required to pay an unused facility fee of between 25 basis points and 37.5 basis points (depending on the Company's financial performance) on the unutilized revolving facility commitment. The Company must pay a letter of credit fee equal to Fleet Capital's prime rate plus up to 75 basis points (depending on the Company's financial performance) on the aggregate stated amount of each letter of credit for its stated duration.

The obligations of the Company under the New Credit Facility are secured by a first priority security interest on substantially all present and future assets of the Company. The obligations of the Company under the New Credit Facility are guaranteed up to a maximum amount of $2.5 million by Michael Futerman, who is an officer, director and principal shareholder of the Company. Secured mortgages on certain real estate were pledged as collateral guarantees by Michael Futerman.

The New Credit Facility contains customary restrictive covenants, including, without limitation, restrictions on changes in character of the business, mergers, sales or transfers of assets, acquisitions, capital expenditures, liens, indebtedness, restricted payments or repurchases of other indebtedness, dividends and transactions with affiliates. The New Credit Facility also requires that the Company maintain (i) an adjusted tangible net worth through September 30, 1998 of not less than the greater of $13 million or 75% of the Company's tangible net worth as of September 30, 1997 and thereafter 75% of the tangible net worth as of the previous Fiscal year end as well as (ii) as of the end of each quarter a ratio of fixed charges to cash flow of not less 1.0 to 1.0 for the four previous quarters (with a limited period measurement for the first year).

The revolving credit facility matures on October 22, 2002, and the term loan is payable in nineteen (19) quarterly payments of $125,000 each commencing on February 1, 1998 and is all due and payable on November 1, 2002. The supplemental line (which was fully advanced at the closing) is payable in forty-seven (47) monthly payments of $72,917 commencing October 1, 1998 and is all due and payable on September 1, 2002. Principal repaid on the supplemental line is not available for further borrowing. The Company is required to make mandatory prepayment on loans outstanding under the New Credit Facility with the proceeds of certain asset sales and on the term loan and the supplemental line with 50% of the Company's annual cash flow up to a maximum of $500,000 (or $250,000 if the term loan or supplemental line have been paid in full).

As of November 30, 1997, the Company had an outstanding balance of $37.9 million under the New Credit Facility.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. The Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs.

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"), in February 1997. SFAS No. 128 requires standards to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt the computation, presentation and disclosure requirements of SFAS No. 128 for the fiscal year ending September 30, 1998. The adoption of FAS No. 128 is not expected to have a significant impact on the Company's earnings per share as currently determined.

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

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K which are not historical facts, including but not limited to (i) anticipated trends in the Company's business and the automotive replacement parts industry, (ii) the sufficiency of cash to fund the Company's debt service requirements and working capital needs and
(iii) the statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended; such statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. The actual results of the future events described in the forward-looking statements in this Form 10-K could materially differ from those contemplated in the forward-looking statements in this Form 10-K. In addition to the risks and uncertainties of ordinary business operations, some of the factors that could cause actual results to differ materially are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other public reports and filings and public statements from time to time and (iii) set forth below:

  1. The Company is highly leveraged, with substantial existing indebtedness. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including
(i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited because of the existence of this indebtedness and the borrowing advance terms thereof; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness until its term loan and supplemental line of credit have been paid in full, thereby reducing funds available for operation; (iii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the Company may be more vulnerable to economic downturns and may be limited in its ability to respond to competitive pressures. Failure to comply with the Company's payment, covenant or other obligations under its credit facilities could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness or of other indebtedness governed by agreements or instruments containing cross default provisions.

  2. The Company operates in a highly competitive environment and its dollar sales and unit volume could be negatively affected by its ability to maintain or increase prices, changes in sales mix and changes in the demand for automotive products and changes in the automotive replacement parts industry generally, including pricing and other changes by the Company's competitors. The Company competes directly and indirectly with numerous distributors, retailers and manufacturers of automotive aftermarket products, some of which distribute in channels that may be expanding in terms of market share relative to the channels in which the Company distributes its products. In addition, some of the Company's current and potential competitors are larger, have greater financial resources, and are less leveraged than the Company. Furthermore, particularly in light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associated jobber customers and otherwise take advantage of consolidation opportunities and other trends.

  3. The Company's financial performance is subject to and could be negatively impacted by changes in economic conditions, vehicle quality, new parts warranties and maintenance, vehicle scrappage rates and weather conditions, which can cause seasonal variations in the Company's results of operations. The occurrence of violent weather or mild weather may result in significant fluctuations in operating results. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales.

  4. The Company's continued growth and financial performance depends, in part, on the Company's ability to secure the consent of its lender to future acquisitions and the Company's ability to conclude past and future acquisitions on favorable terms and to enhance those acquisitions and integrate them into its operations. Full realization of the potential benefits of any significant acquisition will be dependent upon a variety of factors, including (i) retention of substantial portion of sales,
(ii) achieving sales volumes sufficient to utilize reductions in cost of goods sold (as a percentage of net sales), (iii) achieving significant reduction in selling, general and administrative expenses by, among other things, consolidating redundant operating and administrative facilities and closure of non-performing facilities, and (iv) obtaining deferred payment terms and other changeover incentives from suppliers. There can be no assurance as to the extent to which any such benefits may be realized from any acquisitions or the timing of any such realization. Failure to achieve a substantial portion of such potential benefits within time frames anticipated by the Company could materially and adversely affect the Company's future results of operations and financial position.

  5. The Company is subject to risks, uncertainties and expenses associated with the AUTOWORKS bankruptcy proceeding. The Official Unsecured Creditors' Committee in the AUTOWORKS bankruptcy proceeding has asserted, and is investigating, certain alleged claims against the Company. See note 6 to Financial Statements and Part I, Item 3 ("Legal Proceedings") above. These claims have not presently been brought in any adversary proceeding. The Company does not believe that it should be held liable under applicable law should any such adversary proceeding be commenced, and would defend itself vigorously therein. Nonetheless, there can be no assurance that the Company would prevail in any such proceeding or, because of the early stage of discovery, as to the magnitude of any potential exposure therefrom. Further, there can be no assurance that such Committee or other parties to the bankruptcy proceeding will not assert and bring other claims against the Company in the future. The Company believes that the Committee is investigating, through Bankruptcy Court discovery, both its asserted claims and other possible claims which it may or may not assert in the future. The Company will therefore be subject to risks, uncertainties and expenses, as well as to the expense and liquidity impact of any unfavorable outcomes or settlements. To the extent that the Company sustains losses growing out of the AUTOWORKS bankruptcy which are presently not reserved or otherwise provided for, its earnings and liquidity could be adversely affected.

  6. The Company's past success has been largely dependent on certain key personnel of the Company, including Michael Futerman, Eli N. Futerman and Daniel J. Chessin. The loss of the services of these individuals could have a material adverse impact on the Company's business and results of operations. Additionally, in order to implement and manage its growth strategy, the Company will be dependent upon its ability to continue to attract and retain qualified personnel. There can be no assurance that the Company would be able to continue to secure or retain such personnel.

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

                               PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this Item 10 shall be included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 29, 1998, and the appropriate information therefrom is incorporated herein by reference.

 Item 11.    EXECUTIVE COMPENSATION.

The information required under this Item 11 shall be included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 29, 1998, and the appropriate information therefrom is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.

The information required under this Item 12 shall be included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 29, 1998, and the appropriate information therefrom is incorporated herein by reference.



Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item 13 shall be included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 29, 1998, and the appropriate information therefrom is incorporated herein by reference.

                             PART IV

Item  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

(a)     List of documents filed.

(1)   Financial Statements:

          Report of Independent Accountants

          Balance Sheets at September 30, 1997, and 1996

          Statements of Operations for the Years Ended
          September 30, 1997, 1996 and 1995

          Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996
          and 1995

          Statements of Cash Flows for the Years Ended
          September 30, 1997, 1996 and 1995

          Notes to Financial Statements

          Financial Statement Schedules

          Report of Independent Accountants on Financial
          Statement Schedule

          Schedule II Valuation and Qualifying Account Reserves for the Years Ended September 30, 1997, 1996 and 1995

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

                                          HAHN AUTOMOTIVE WAREHOUSE, INC.


Date: December 26, 1997    By: S//Michael Futerman
                           Michael Futerman, Chief
                           Executive Officer
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: December 26, 1997 S//Michael Futerman
                        Michael Futerman, Director

Date: December 26, 1997 S//Eli N. Futerman
                        Eli N. Futerman, Director

Date: December 26, 1997 S//Albert J. Van Erp
                        Albert J. Van Erp, Principal
                        Financial Officer and Principal
                        Accounting Officer

Date: December 26, 1997 *Daniel J. Chessin
                         Daniel J. Chessin, Director

Date: December 26, 1997 *Ira D. Jevotovsky
                         Ira D. Jevotovsky, Director

Date: December 26, 1997 *Stephen B. Ashley
                         Stephen B. Ashley, Director

Date: December 26, 1997 *William A. Buckingham
                         William A. Buckingham, Director

Date: December 26, 1997 *Robert I. Israel
                         Robert I. Israel, Director

Date: December 26, 1997 *E. Philip Saunders
                         E. Philip Saunders, Director

* By:  S//Eli N. Futerman
       Eli N. Futerman, Attorney-in-Fact

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.





                 FINANCIAL STATEMENTS AND SCHEDULES

                         September 30, 1997





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934






                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Index To Consolidated Financial Statements
September 30, 1997





      Report of Independent Accountants

      Consolidated Balance Sheets at September 30, 1997 and 1996

      Consolidated Statements of Operations for the Years Ended
      September 30, 1997, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the Years Ended
      September 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      Report of Independent Accountants or Financial Statement
      Schedules

      Schedule II - Valuation and Qualifying Account Reserves

Report of Independent Accountants




To the Board of Directors and Stockholders of Hahn Automotive
Warehouse, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Hahn Automotive Warehouse, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hahn Automotive Warehouse, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                          By:  S//Coopers & Lybrand, L.L.P.



Rochester,  New York
November 25,  1997

Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)                    September 30,     September 30,
                                                               1997           1996
                    ASSET                                                (as restated)
Current Assets:
   Cash                                                             $632            $79
   Trade receivables, net of allowance for doubtful
     accounts of $3,230 in 1997 and $2,209 in 1996                16,995         17,052
   Inventory                                                      42,516         41,636
   Assets from discontinued operations                                --         29,267
Other current assets                                               4,862            845
                   Total current assets                           65,005         88,879

Property, equipment and leasehold improvements, net                5,062          5,608
Other assets                                                       7,725          3,332
                                                                 $77,792        $97,819

Liabilities and Stockholders' Equity


Current portion of long-term debt and capital
     lease obligations                                             1,330          3,376
Notes payable-officers and affiliates                              2,704          2,560
Accounts payable                                                  12,062         12,980
Compensation related liabilities                                   1,880          1,664
Discontinued operations                                            5,066             --
Other accrued expenses                                             3,215          2,847
                   Total current liabilities                      26,257         23,427

Long-Term Debt                                                    38,896         40,443
Capital Lease Obligations                                            275            450
Stockholders' Equity
Common stock (par value $.01 per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,745,014 in 1997 and 4,562,513
     in 1996)                                                         47             46
Additional paid-in capital                                        25,975         24,607
Retained earnings (deficit)                                     (13,658)          8,846
                   Total stockholders' equity                     12,364         33,499

                                                                 $77,792        $97,819

 The accompanying notes are an integral part of the financial statements.




Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                                                     For the
                                                                 Years Ended
                                                                   September
                                                                         30,
                                                                     1997         1996           1995
                                                                             (as restated)  (as restated)
Net sales                                                           $142,242       $138,395      $130,733
Cost of product sold                                                  86,967         86,077        79,773
                    Gross profit                                      55,275         52,318        50,960

Selling, general and administrative expense                           46,717         41,657        39,215
Depreciation and amortization                                          2,005          1,756         1,902
                    Income from operations                             6,553          8,905         9,843

Interest expense                                                      (4,670)        (4,402)       (4,387)
Other income                                                             719            600           434
                    Income before provision for income taxes           2,602          5,103         5,890

Provision for income taxes                                             1,011          1,950         2,152
                    Income from continuing operations                  1,591          3,153         3,738

Loss from discontinued operations:
Write-down of investment in subsidiaries, net of tax                 (18,789)       --             --
Loss from discontinued operations,  net of tax                        (3,937)        (1,294)       (5,115)
Total loss from discontinued operations                              (22,726)        (1,294)       (5,115)

                     Net income (loss)                              ($21,135)        $1,859       ($1,377)

Income from continuing operations per share                            $0.34          $0.66         $0.79
Loss from discontinued operations per share                           ($4.79)        ($0.27)       ($1.08)
                     Net income (loss) per share                      ($4.45)         $0.39        ($0.29)

Weighted average shares outstanding                                4,745,014      4,745,014     4,743,938


The accompanying notes are an integral part of the financial statements.





Hahn Automotive Warehouuse, Inc. and Subsidiaries
Consolidated Statement of Change in Stockholders' Equity
(In thousands except share and per share data)

                                                          Additional               Total
                                    Common Stock       Paid-In        Retained Stockholders'
                                       Shares    Amount     Capital   Earnings     Equity
       Balance at                     4,214,300       $42     $21,200  $11,731       $32,973
    September 30, 1994

    Net loss                             --        --         --       (1,377)       (1,377)

    Stock options exercised               4,000    --              44    --               44

            Stock dividend               168,732         2       1,917  (1,919)       --

    Balance at September 30, 1995      4,387,032        44      23,161    8,435        31,640


    Net income                           --        --         --         1,859         1,859

            Stock Dividend               175,481         2       1,446  (1,448)       --

       Balance at September 30, 1996    4,562,513        46      24,607    8,846        33,499



    Net loss                             --        --         --      (21,135)      (21,135)

            Stock dividend                 182,501         1       1,368  (1,369)       --

       Balance at September 30, 1997     4,745,014       $47     $25,975 $(13,658)       $12,364



 The accompanying notes are an integral part of the financial statements.







Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands except for share and per share data)

                                                 For the
                                               years ended
                                              September 30,
                                                 1997           1996            1995
                                            (as restated)     (as restated)
  Cash flows from operating activities:
     Net Income from continuing operations       $1,591           $3,153         $3,738
            used in operating activities:
     Items to reconcile net income to cash
            used in operating activities:
       Depreciation and amortization               2,005            1,756         1,902
       Provision for doubtful accounts             1,176              696           770
       Loss from discontinued operations
            before non-cash items                 (3,103)            (538)        (6,206)
      Change in assets and liabilities:
       Trade Receivables                          (1,119)            (913)        (1,799)
       Inventory                                   1,020            1,141          (586)
       Other Assets                               (3,901)            (625)         (964)
       Accounts payable and other accruals           232            1,005         1,411
       Net assets of discontinued operations       9,243           (2,591)         (810)
          Net cash provided by (used in)
             operating activities                  7,144            3,084        (2,544)

     Cash flows from investing activities:
       Additions to property, equipment and
           leasehold improvements, net:
           Continuing operations                  (1,067)            (294)       (1,007)
           Discontinued Operations                   --              (880)       (1,544)
            Net Cash used in investing activities (1,067)          (1,174)       (2,551)


     Cash flows from financing activities:
        Net borrowings under line of credit       (1,433)           1,276         8,031
        Proceeds from long-term debt and
               demand notes                            89             --            842                       2,150       --
        Proceeds from notes payable-officers
               and affiliates                          --           2,150            --
        Payment of long-term debt and demand notes (3,501)         (4,765)       (3,374)
        Payment of notes payable-officers
               and affiliates                        (237)             (90)         (82)
        Payment of capital lease obligations         (442)            (478)        (461)
        Issuance of Common Stock                       --               --           44
            Net cash provided by (used in)
                financing activities               (5,524)          (1,907)       5,000


   Net Net increase (decrease) in cash                553                3          (95)
   Cash at beginning of year                           79               76          171
   Cash at end of year                               $632              $79          $76

   Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                   $4,689           $4,467        $4,41
        Income taxes                                 $297           $1,589        $1,779

   Supplemental disclosure of non-cash investing
     activities:
        Debt issued in connection with acquisition $1,900               --           --

    Supplemental disclosure of non-cash financing acivities:
      Issuance of 182,501, 175,481 and 168,732 shares of
         common stock in conjunction with the 4% stock
         dividend in fiscal 1997, 1996 and 1995,
         respectively                               $1,369           $1,448        $1,919

The accompanying notes are an integral part of the financial statements.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)

1.  Summary of Accounting Policies

The Company

The Company sells and distributes automotive aftermarket parts in the wholesale market through its network of warehouses and jobber facilities along the Eastern Seaboard and in the Midwest.

Principles of Consolidation

The consolidated financial statements include the accounts of Hahn Automotive Warehouse, Inc. (the Company) and its wholly-owned
subsidiaries.   As a result of its Chapter 11 bankruptcy  filing,
the  Company's AUTOWORKS, Inc. subsidiary (see note 2)  has  been
deconsolidated.   All significant intercompany transactions  have
been eliminated.

Inventory

Inventory consists primarily of automotive replacement parts and accessories and is stated at the lower of cost, on a last-in, first-out (LIFO) basis, or market. The replacement cost of the inventory exceeded the LIFO value by approximately $3,583 and $3,883 at September 30, 1997 and 1996, respectively.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

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

Goodwill

Intangible assets are amortized using a straight-line method over lives ranging from 20 to 30 years. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows of the business.

Revenue Recognition

The Company recognizes revenue upon shipment of product.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred and were approximately $1,128, $223 and $695 for the years ended September 30, 1997, 1996 and 1995, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial
Accounting  Standards  No.  109.   This  statement  requires  the
recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)



Net Income Per Share

Net income per share is computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of the stock options under the "treasury stock" method are not considered since the effect would be anti-dilutive or insignificant.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share (FAS No. 128), which will be effective for the Company's fiscal year ended September 30, 1998. FAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. The adoption of FAS No. 128 is not expected to have a significant impact on the Company's earnings per share as currently determined.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk

The Company provides credit, in the normal course of business, to jobber customers in the automotive aftermarket. The Company's customers are not concentrated in any one geographic region nor does any single customer account for a significant amount of sales or accounts receivable. The Company performs credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.


2.  Discontinued Operations

In the third quarter of fiscal 1997, the Company made the decision
to  exit the AUTOWORKS, Inc. ("AUTOWORKS")  retail business.   On
July  24, 1997, the Company's retail subsidiary, AUTOWORKS  filed
for   reorganization  under  Chapter  11  of  the  United  States
Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Under Chapter 11, AUTOWORKS will operate as a debtor-in-possession while its assets are sold
or   liquidated,   and   its  operations   are   reduced   and/or
discontinued.  As  a result, the Company has deconsolidated,  and
classified   as   a   discontinued  operation,   the   AUTOWORKS'
subsidiary, which was accounted for on the liquidation basis of accounting, effective July 24, 1997. The consolidated financial
statements   presented  herein  (including  all  prior   periods'
statements which have been restated) reflect all discontinued operations separately from continuing operations.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)

2.  Discontinued Operations (con't.)

The Company recorded a provision of $18,789, net of tax, in the third quarter of fiscal 1997, for the loss expected on the divestment of the AUTOWORKS retail business. This provision includes the write down of the Company's investment in AUTOWORKS to its net realizable value and a reserve for obligations for which the Company is jointly liable with AUTOWORKS, including self-insured exposures and certain real-estate and equipment leases guaranteed by the Company.

At September 30, the assets and liabilities of AUTOWORKS are summarized as follows:



                    Assets                     1997     1996
          Cash                                   $833     $120
      Accounts                                     40      523
   receivable, net
   Inventory                                       220   29,277
   Property, plant and equipment                   712    7,754
   Other assets                                    127    4,432
        Total assets                             1,932   42,106

                  Liabilities

   Current liabilities                         $17,906  $12,838
   Due to affiliates                            33,375   37,999

        Total liabilities                       51,281   50,837

   Liabilities exceeding assets                $49,349   $8,731

Operating results (exclusive of the aforementioned provisions) of AUTOWORKS for the years ended September 30, are as follows:



                                             1997      1996     1995
                                             (10
                                           months)
     Net sales                              $57,292  $82,977  $93,659
   Loss from operations, net of tax         $(3,937) $(1,294) $(5,115)

3.  Acquisitions

During fiscal year 1997, the Company acquired the assets of Nu-Way Auto Parts, Inc. ("Nu-Way") and Finn of Canandaigua, Inc.
("Finn") for approximately $3,500. These acquisitions did not have a significant impact on the Company's results of operations.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)



4.  Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:




                                                  September 30,

                                                  1997     1996    Useful
                                                                    Lives
                                                            (as    (Years)
                                                         restated)
   Land                                             $25        $30   --
   Buildings                                        880      1,025  10-30
     Buildings under capitalized leases           3,136      3,136  10-20
                 Leasehold improvements           2,163      2,509   10
                     Computer equipment           2,177      2,016    6
                 Furniture and fixtures           4,466      3,384    8
   Vehicles                                        3,337      3,642   4-5
                                                 16,184     15,742
     Less: Accumulated depreciation and
        amortization                              11,122     10,134

                                                 $5,062     $5,608

Depreciation and amortization expense related to property, equipment and leasehold improvements for the years ended September 30, 1997, 1996 and 1995 was approximately $1,614, $1,724 and $1,892 respectively. Included in accumulated depreciation and amortization at September 30, 1997 and 1996 was approximately $2,824 and $2,557 respectively, of accumulated amortization on capital leases.


5.  Long-Term Debt

Long-term debt includes the following:


                                              September 30,
                                              1997       1996
                                                         (as restated)

Credit Facility Agreement                    $37,830     $36,000
    Senior secured notes                       --          6,400
Other                                          2,220         977
                                              40,050      43,377
   Less: Current portion                       1,154       2,934

                                             $38,896     $40,443


On October 22, 1997, the Company closed on a new Credit Facility Agreement. The new agreement expires on October 22, 2002 and provides a revolving credit note subject to a borrowing base, up to a maximum of $50,000. The proceeds of the initial borrowings under the Credit Facility Agreement were used to repay all amounts outstanding under the Company's previously existing credit agreement and Senior Secured Notes. Borrowings outstanding under the previous credit agreement and Senior Secured Notes as of September 30, 1997 are assumed to have been replaced as of the balance sheet date with borrowings under the new Credit Facility Agreement.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)

5.  Long-Term Debt (con't.)

Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance,  or  (b)  the  bank prime  rate  plus  0%  to  .75%,
dependent  upon the Company's financial performance.   LIBOR  and
prime were 5.8% and 8.5%, respectively, at September 30, 1997.

The Credit Facility Agreement is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth and fixed charge ratio requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio.

On December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal stockholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4,000 on terms and conditions to be negotiated with, but ultimately determined by the Special Committee. As a result, the Company executed promissory notes (Notes) with the Chief Executive Officer and the President of the Company, on February 1 and January 24, 1996, respectively, in the aggregate amount of $2,150. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

Annual maturities of long-term debt for subsequent fiscal years are approximately: 1998 - $1,154; 1999 - $1,542; 2000 - $1,519;
2001 - $1,529; 2002 - $2,278; and thereafter - $32,028.


6.  Commitments and Contingencies

Leases
The  Company  leases  certain warehouse facilities  from  related
parties.   The leases, which meet the requirements of  a  capital
lease  under  Financial Accounting Standards Board Statement  No.
13, have terms of approximately ten years.

The Company also leases warehouse and jobber facilities under noncancelable operating lease agreements, which expire through 2004. Certain of the leases are for facilities owned by related parties. Most of these operating leases include provisions for rent escalations and increases in operating expenses (real estate taxes, insurance and maintenance). Rent expense related to all facility operating leases totaled approximately $2,908, $2,691 and $2,567 which included approximately $1,908, $1,914 and $1,200 of payments to related parties for the years ended September 30, 1997, 1996 and 1995, respectively.

In addition, the Company leases various equipment under noncancelable operating lease agreements expiring through 2001. Rent expense related to all equipment operating leases totaled approximately $1,479, $909 and $355, for the years ended September 30, 1997, 1996 and 1995, respectively.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)



Future minimum rental payments under noncancelable leases for fiscal years subsequent to September 30, 1997 are as follows:


                         Capital
                          Leases   Operating
                                     Leases
                         Related    Related
                         Parties    Parties     Other
1998                          $176     $1,175    $1,281
1999                            82        889       972
2000                            91        528       756
2001                           102        463       542
2002                                      295       338
Thereafter                                547       169
                               451     $3,897    $4,058

Less: Current                  176
      Portion

    Long-term                 $275
      portion



Contingencies

The Company is a defendant in certain lawsuits which have arisen in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Accordingly, no provision for loss has been made in the financial statements related to these matters.

Uncertainties Related to the Bankruptcy of AUTOWORKS


The Official Unsecured Creditors' Committee in the AUTOWORKS bankruptcy proceeding has requested that AUTOWORKS pursue a claim against the Company for alleged preferential transfers between the Company and AUTOWORKS amounting to approximately $6.5 million. Such Committee is presently investigating this claim and the transactions in general between the Company and AUTOWORKS through discovery which is being conducted as permitted under Bankruptcy Court procedures, although no adversary proceeding has been commenced. Counsel for AUTOWORKS has rejected the Committee's request on the ground that the claim does not appear to have merit. However, the Committee has the ability to pursue Bankruptcy Court relief in its own right. The Committee has also indicated that relief may be sought against the Company under the doctrine of substantive consolidation for alleged fraud in connection with the Company's acquisition of AUTOWORKS and under fraudulent conveyance laws. While the Company does not believe that it should be held liable under applicable law should these claims ever be brought in an adversary proceeding, and would defend itself vigorously therein, there can be no assurance that the Company would prevail or, because of the early stage of discovery, as to the magnitude of any potential exposure therefrom. The Company believes that the Committee is investigating, through the aforementioned discovery, both its asserted claims and other possible claims which it may or may not assert in the future. There can be no assurance the Committee or other parties to the bankruptcy proceeding will not assert other claims against the Company in the future.


Year 2000

The Company is a licensee of its mainframe and jobber store software under a long-term licensing agreement. The software provider is responsible for maintenance of the systems including modifications to enable uninterrupted usage after the year 2000. Accordingly, the Company will not incur any significant costs related to correcting any year 2000 deficiencies. The software provider has a formal plan for compliance with year 2000 system enhancements which is expected to be completed midway through 1999. However at this time it is unwilling to release the details of the plan to its clients or third parties.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)


7.  Income Taxes

Income tax expense (benefit) is comprised of the following for the years ended September 30:


                                              1997      1996      1995
                                                        (as       (as
                                                     restated) restated)
Continuing operations:
     Current:

          Federal                             $1,423    $1,287    $1,420
          State                                  315       929       792
                                               1,738     2,216     2,212
     Deferred                                   (727)     (266)      (60)

          Total provision for income taxes
          from  continuing operations           1,011     1,950     2,152
          operations

Discontinued operations:
     Current:                                 (3,923)     (802)   (2,522)
     Deferred                                 (4,027)
                                                         --        --
          Total provision for income taxes
          from  discontinued operations       (7,950)     (802)   (2,522)


Total  provision for (benefit from) income   $(6,939)    $1,148    $(370)
taxes


Temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:


                                           1997       1996
                                                 (as restated)
    Accounts receivable                   $1,152          $955
    Inventory                             (1,121)       (1,328)
    Accrued liabilities                    1,807           194
    Deferred Compensation                    138           120
                    Other                     42          (487)
    Net operating loss carryforwards        2,190
                                                       --

              Net assets                   $4,208        $(546)


The Company believes it will have adequate future income to offset all deferred tax assets. The net operating loss carryforwards are available to use through 2012.

Actual tax expense differs from the expected tax expense computed by applying the Federal statutory rate to income from continuing operations before income taxes due principally to state income taxes.


8.  Employee Retirement Plan

The Company has a 401(k) profit sharing plan for all eligible employees. Under the plan, employees are entitled to contribute up to 15% of their base salary, and the Company will match up to 15% of the employee's contributions up to a maximum of 15% of the employee's compensation. The Company may also make a discretionary contribution at year end. The Company's matching contribution under the plan was approximately $100, $74 and $76 for the years ended September 30, 1997, 1996 and 1995, respectively.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)


9.   Stockholder's Equity and Stock Options

On March 15, 1997, 1996 and 1995, the Board of Directors declared a 4% stock dividend on the Company's common stock, distributable May 1 of each year to stockholders of record as of April 10, 1997, 1996 and 1995, respectively. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at September 30, 1997, 1996 and 1995. Earnings per share and weighted average shares outstanding as of September 30, 1996 and 1995, and for each of the quarters presented, were restated to reflect this 4% stock dividend.

The Company has two stock option plans which provide for the granting of options of up to 750,000 shares of stock to officers and key employees of the Company and an aggregate of 40,000 shares to non-employee Directors at the fair value of the common stock at the date of grant. The options have a maximum duration of ten years and may be exercised in cumulative annual increments of 33 1/3% commencing one year after the date of grant.

The   following  table  summarizes  the  Company's  stock  option transactions:


                                                           Option Price
                                                               Range
                                                Shares       Per Share
   Options outstanding-September 30, 1994      180,000   $10.38 to $15.25

                    Exercised                  (4,000)    10.38 to 12.50
                     Expired                   (3,833)    10.38 to 12.50
                     Granted                   191,150    13.50 to 30.69
                 Stock dividend                 14,533    10.38 to 30.69

   Options outstanding-September 30, 1995      377,850    10.38 to 30.69

                    Exercised                     --            --
                     Expired                      --            --
                     Granted                    65,760     8.50 to 10.38
                 Stock dividend                 17,744     8.50 to 30.69

   Options outstanding-September 30, 1996      461,354     8.50 to 30.69

                    Exercised                     --            --
                     Expired                   (11,899)    8.00 to 13.50
                     Granted                    89,250     7.50 to 8.00
                 Stock dividend                 21,624     7.50 to 30.69

   Options outstanding-September 30, 1997      560,329    $7.50 to $30.69

            Options exercisable:
               September 30, 1995              116,076   $10.38 to $30.69
               September 30, 1996              253,149   $10.38 to $30.69
               September 30, 1997              399,727    $8.50 to $30.69

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)

9.  Stockholder's Equity and Stock Options (con't.)


Included in exercisable options at September 30, 1997 are 140,608 options reserved for sale to the President of the Company. These options became exercisable annually beginning April 29, 1997 at option prices ranging from $17.33 to $30.69. Certain options will expire on April 29, 1999 and 2002, if certain conditions are not met. The remaining exercisable options will expire no later than April 29, 2004.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (FAS
123), which is effective for the Company's 1997 fiscal year. FAS 123 requires companies to recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has elected to continue using APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). No compensation expense has been recorded, however pro forma disclosures of net income and earnings per share have been provided as if FAS 123 had been adopted.

Pro forma income and income per share information, as required by FAS 123, has been determined as if the Company had accounted for employee stock options under FAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively:


Dividend                                           0%,
yields:
Volatility factors of
the expected
     market price of the                          30.33%
Company's common stock:
Expected option life:                            5 years
Interest rate on the
date of the grant,
     with the maturity equal to           Risk free zero coupon
the expected term:                              government
                                            issue ranging from
                                              5.57% to 6.34%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The weighted average exercise price of options was $16.34. The weighted average fair value of options granted was $3.08 for options whose stock price on the date of the grant equaled the exercise price and $1.00 for options whose stock price on the date of the grant was less than the exercise price. The pro forma compensation expense the Company would have
recognized  was $76 and $70 in 1997 and 1996, respectively.   The
Company's pro forma information is as follows:

                                         1997         1996
Pro forma income from continuing           $1,543       $3,110
operations
Pro forma income from continuing             $.33         $.66
operations per share


This disclosure is not likely to be representative of the effects on reported income for future years, since options fully vest over three years and additional options are generally granted each year.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)

10.       Quarterly Financial Data
The following tables set forth the unaudited quarterly results of continuing operations for each of the fiscal quarters in the years ended September 30, 1997 and 1996:

Fiscal 1997                                               Dec. 31    Mar. 31     30-Jun  Sept. 30      Year
Net sales                                                  $33,872     $33,630   $37,920   $36,820      $142,242

Gross profit                                               $13,101     $12,692   $14,049   $15,433       $55,275

Income from continuing operations                             $656         $26      $203      $706        $1,591

Loss from discontinued operations                            (585)     (1,501)  (20,640)    --         ($22,726)

          Net income (loss)                                    $71    ($1,475) ($20,437)      $706     ($21,135)

Income from continuing operations per share                  $0.14       $0.01     $0.04     $0.15         $0.34

Loss from discontinued operations per share                 (0.12)      (0.32)    (4.35)    --            (4.79)

         Net income (loss) per share                         $0.02     ($0.31)   ($4.31)     $0.15       ($4.45)


Fiscal 1996 (as restated)

Net sales                                                  $30,692     $32,260   $39,441   $36,002      $138,395

Gross profit                                               $10,495     $14,146   $14,597   $13,080       $52,318

Income (loss) from continuing operations                    ($697)      $1,523    $1,196    $1,131        $3,153

Loss from discontinued operations                            (668)       (366)     (212)      (48)       (1,294)

          Net income (loss)                               ($1,365)      $1,157      $984    $1,083        $1,859

Income (loss) from continuing operations per share         ($0.15)       $0.32     $0.25     $0.24         $0.66

Loss from discontinued operations per share                 (0.14)      (0.08)    (0.04)    (0.01)        (0.27)

         Net income (loss) per share                       ($0.29)       $0.24     $0.21     $0.23         $0.39


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





                               By:  S//Coopers & Lybrand, L.L.P.



Rochester, New York
November 25,  1997

Hahn Automotive Warehouse, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Account Reserves
For the Years Ended September 30, 1997, 1996 and 1995
(in thousands, as restated)

                                                              Additions
                                                  Balance at   Charged to                Balance at
                                                  Beginning    Costs and                   End of
                                                  of Period     Expenses    Deductions     Period
Description

1997:
Allowance for doubtful accounts
     and notes receivable                              $2,209       $1,176       ($155)      $3,230


1996:
Allowance for doubtful accounts
     and notes receivable                              $2,018         $690       ($499)      $2,209


1995:
Allowance for doubtful accounts
     and notes receivable                              $1,483         $770       ($235)      $2,018


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





                               By:  S//Coopers & Lybrand, L.L.P.





Rochester, New York
November 25,  1997

                        EXHIBITS FILED WITH
                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.
                       FOR FISCAL YEAR ENDED


                         September 30, 1997





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OF  OR 15(d)
                THE SECURITIES EXCHANGE ACT OF 1934

                           EXHIBIT INDEX


      Exhibit 3.1        Restated Certificate of Incorporation
                    of  Hahn  (Exhibit  3.1 to  The  Company's
                    Registration Statement on Form S-1 (No. 33-
                    48694)  as  filed with the SEC on  January
                    19, 1993)*

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

      Exhibit 10.1       1992 Stock Option Plan (Exhibit  10.1
                    to Hahn's Registration Statement on Form S-
                    1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.2       Amendment No. 1 to 1992 Stock  Option
                    Plan  (Exhibit  A  to  Hahn's  1995  Proxy
                    Statement)*

      Exhibit 10.3       Amendment No. 2 to 1992 Stock  Option
                    Plan  (Exhibit  A  to  Hahn's  1996  Proxy
                    Statement)*

      Exhibit 10.4       Stock  Option Agreement, dated  April
                    29, 1994, between Hahn and Eli N. Futerman
                    (Exhibit 10.3 to Hahn's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994)*

      Exhibit 10.5        1993  Stock  Option  Plan  for  Non-
                    Employee  Directors (Exhibit 4  to  Hahn's
                    Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)*

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



      Exhibit 10.10       Amended   and   Restated   Selective
                    Incentive  Plan Agreement, dated  June  9,
                    1992,  between Hahn and Ira D.  Jevotovsky
                    (Exhibit   10.6  to  Hahn's   Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.11       Deferred   Compensation   Agreement,
                    dated   April  1,  1990,  between  Naftali
                    Futerman and Hahn (Exhibit 10.7 to  Hahn's
                    Registration Statement on Form S-1 (No. 33-
                    48694)  as  filed with the SEC on  January
                    19, 1993)*

      Exhibit 10.12      Lease  Agreement, executed  June  10,
                    1992, between Michael Futerman as landlord and Hahn as tenant, as amended (Exhibit
                    10.89 to Hahn's Registration Statement  on
                    Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.13      Lease  Agreement, executed  June  10,
                    1992, between Eli N. Futerman as landlord and Hahn as tenant, as amended (Exhibit
                    10.9  to Hahn's Registration Statement  on
                    Form S-1 (No. 33-48694), as filed with the SEC on January 19, 1993)*

      Exhibit 10.14      Lease  Agreement, executed  June  11,
                    1992, between EDR Associates as landlord and Hahn as tenant (Exhibit 10.10 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.15      Lease Agreement, fully executed  June
                    11,  1992,  between Eli  Futerman,  Daphne
                    Futerman and Rina F. Chessin as landlord and Hahn as tenant (Exhibit 10.11 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.16      Lease  Agreement, executed  June  12,
                    1992,   between  Futerman  Associates   as
                    landlord and Hahn as tenant (Exhibit 10.12 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.17      Sublease Agreement, executed June 10,
                    1992, between 415 West Main St., Inc. as landlord and Hahn as tenant (Exhibit 10.13 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.18       Amendment   to  Sublease  Agreement,
                    dated December 21, 1994, between 415  West
                    Main St., Inc. and Hahn (Exhibit 10.15  to
                    Hahn's Annual Report on Form 10-K for  the
                    Fiscal year ended September 30, 1994)*

      Exhibit 10.19      Massachusetts  Mutual Life  Insurance
                    Company  Note  Agreement,  dated   as   of
                    December 15, 1989, for $15,000,000, 10.25%
                    Senior Secured Notes due June 15, 1999, as
                    amended    (Exhibit   10.14   to    Hahn's
                    Registration Statement on Form S-1 (No. 33-
                    48694),  as filed with the SEC on  January
                    19, 1993)*

      Exhibit 10.20      Waiver  in Respect Of, and  Amendment
                    To Note Agreement, dated as of October 17,
                    1993,  between Massachusetts  Mutual  Life
                    Insurance Company and Hahn (Exhibit  10.15
                    to Hahn's Annual Report on Form 10-K for the fiscal year ended September 30, 1993)*

      Exhibit 10.21      Lease  Agreement,  dated  October  1,
                    1989,  between Eli N. Futerman  as  lessor
                    and  Hahn  as lessee for lease of computer
                    equipment,   as   amended   and   assigned
                    (Exhibit   10.19  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19, 1993)*

      Exhibit 10.22       Master  Equipment  Lease  Agreement,
                    dated   April  19,  1994,  between   Hahn,
                    AUTOWORKS Holdings, Inc., AUTOWORKS,  Inc.
                    and  Fleet  Bank (Exhibit 10.22 to  Hahn's
                    Annual Report on Form 10-K for the year ended September 30, 1994)*

      Exhibit 10.23      Amendment to Addendum to Master Lease
                    Agreement  dated  June  26,  1996  between
                    Fleet Bank of New York as lessor and Hahn and AUTOWORKS as lessees dated June 26, 1996 (filed herewith)

      Exhibit 10.24       Trademark   License  and   Marketing
                    Agreement, effective May 1, 1988,  between
                    Auto   Value  Associates,  Inc.  and  Hahn
                    (Exhibit   10.22  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.25      Shareholders' Agreement, dated as  of
                    December   15,  1983,  among  Auto   Value
                    Associates, Inc. and the shareholders of Auto Value Associates, Inc., including Hahn, as amended (Exhibit 10.23 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.26      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Eli  N.  Futerman
                    (Exhibit   10.27  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.27      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Michael  Futerman
                    (Exhibit   10.28  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.28      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Naftali  Futerman
                    (Exhibit   10.29  to  Hahn's  Registration
                    Statement on Form S-1(No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.29        Hahn's    Amended   and    Restated
                    Promissory  Note, dated as of February  1,
                    1996, in the original principal amount of $1,650,000 in favor of Michael Futerman (Exhibit 10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

      Exhibit 10.30        Hahn's    Amended   and    Restated
                    Promissory  Note, dated as of February  1,
                    1996, in the original principal amount of $500,000 in favor of Eli Futerman (Exhibit 10-3 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

      Exhibit 10.31       Deferred   Compensation   Agreement,
                    dated November 30, 1992, between Hahn  and
                    Michael Futerman (Exhibit 10.37 to  Hahn's
                    Registration Statement on Form S-1 (No. 33-
                    48694)  as  filed with the SEC on  January
                    19, 1993)*

      Exhibit 10.32       Hahn   Automotive  Warehouse,   Inc.
                    Health  Benefit Retirement  Plan  (Exhibit
                    10.38 to Hahn's Registration Statement  on
                    Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.33      Tax  Indemnification Agreement, dated
                    as of December 31, 1992, among Hahn and Michael Futerman, Sara Futerman, Eli N. Futerman, Rina Chessin, Daphne Futerman and Naftali Futerman (Exhibit 10.39 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.34      Seller's Trademark License Agreement,
                    dated  November 28, 1993, between Northern
                    Automotive   Corporation   and   AUTOWORKS
                    (Exhibit 28.2 to Hahn's Current Report  on
                    Form 8-K, dated December 10, 1993 (File No
                    0-20984)*

      Exhibit 10.35      Credit Facility Agreement, dated June
                    26,   1996,  among  Hahn,  AUTOWORKS,  the
                    several lenders named therein and the Fleet Bank, as agent (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

      Exhibit 10.36      Pro  Forma Balance Sheet at September
                    30, 1996 and Pro Forma Income Statement for the Fiscal year then ended (Exhibit to Hahn's Current Report on Form 8-K filed on August 11, 1997)*

      Exhibit 10.37      Pro Forma Balance Sheet at March  31,
                    1997 and Pro Forma Income Statement for the six months then ended (Exhibit to Hahn's Current Report on Form 8-K filed on August 11, 1997)*

      Exhibit 10.38      Press Release dated July 25, 1997  in
                    reference    to   the   AUTOWORKS,    Inc.
                    subsidiary  filing  for  protection  under
                    Chapter 11 of the Bankruptcy Court on July
                    24,  1997  (Exhibit  1 to  Hahn's  Current
                    Report  on  Form   8-K filed on  July  28,
                    1997)*

Certain instruments respecting long-term debt of the Company and its subsidiaries have been omitted pursuant to Regulation Item
601. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

      Exhibit 10.39       Waiver,   Modification   and   Third
                    Amendment    to   the   Credit   Facililty
                    Agreement   and  Forebearance   Agreement,
                    dated July 24, 1997 among the Company  and
                    its   wholly-owned  subsidiaries  and  the
                    syndicate of banks (Exhibit 10.1 to Hahn's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)*

      Exhibit 10.40      Buyer's  Trademark License Agreement,
                    dated  November 28, 1993, between Northern
                    Automotive   Corporation   and   AUTOWORKS
                    (Exhibit 28.3 to Hahn's Current Report  on
                    Form  8-K,  dated December 10, 1993  (File
                    No. 0-20984)*

      Exhibit 10.41      Credit  Facility Amendment Number  1,
                    dated   October  10,  1996,  among   Hahn,
                    AUTOWORKS,   the  several  lenders   named
                    therein  and Fleet Bank, as agent (Exhibit
                    10.37  to Hahn Annual Report on Form  10-K
                    for  the  Fiscal year ended September  30,
                    1997)*

      Exhibit 10.42      Lease Agreement, dated as of May  24,
                    1971,   between  Irvin  Baron,   John   A.
                    Cervieri, Jr., Richard S. Ellwood, Carroll
                    J.  Royce, Lathrop S. Haskings, Walter  F.
                    Leinhardt  and John C. Slagle as  Trustees
                    of  Property Capital Trust as Landlord and
                    John  E.  Benz  as  Tenant,  and  Sublease
                    Agreement dated as of May 6, 1986, between
                    John  E.  Benz  as Landlord and  AUTOWORKS
                    Holdings  as  Tenant, both of which  cover
                    the  Moraine,  Ohio,  distribution  center
                    (Exhibit 10.54 to Hahn's Annual Report  on
                    Form   10-K  for  the  fiscal  year  ended
                    September 30, 1993)*

      Exhibit 10.43       Credit  Facility  Agreement,   dated
                    October  22, 1997 between The Company  and
                    Fleet     Capital    Corporation    (filed
                    herewith).

      Exhibit 10.44      Letter  Agreement,  dated  August  5,
                    1997   between   Schottenstein   Bernstein
                    Capital  Group, LLC, HLCO Trading Company,
                    Inc. and Garcel, Inc. d/b/a Great American
                    Asset  Management, as joint venturers  and
                    AUTOWORKS,  Inc. (Exhibit 10.2  to  Hahn's
                    Quarterly  Report  on Form  10-Q  for  the
                    quarter  ended June 30, 1997) (as modified
                    by  Gordon  Brothers  Partners,  Inc.  and
                    AUTOWORKS,  Inc. on August 20,  1997  with
                    respect    to   store   disposition    and
                    liquidation pricing).*

      Exhibit 10.45      Lease  Agreement dated September  30,
                    1994,   between   Meisenzahl   and   David
                    Appelbaum (Exhibit 10.47 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.46      Lease Agreement, dated September  30,
                    1994,   between   Meisenzahl   and   David
                    Appelbaum (Exhibit 10.45 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.47       Non-Competition   Agreement,   dated
                    September 30, 1994, between Hahn and David
                    Appelbaum (Exhibit 10.49 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.48        Tax    Procedures   and   Indemnity
                    Agreement,  dated  September   30,   1994,
                    between  Hahn and David Appelbaum (Exhibit
                    10.50 to Hahn's Annual Report On Form 10-K for the Fiscal year ended September 30,
                    1994)*

      Exhibit 10.49      Indemnification Agreement,  dated  as
                    of  September 30, 1994, executed by  David
                    Appelbaum in favor of Hahn, Meisenzahl and Regional (Exhibit 10.51 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.50      Letter Agreement, dated December  14,
                    1995,  between  Hahn and Michael  Futerman
                    (Exhibit 10.53 to Hahn's Annual Report  on
                    Form  10-K for Fiscal year ended September
                    30, 1995)*

      Exhibit 10.51      Sixth  Amendment  to  Note  Agreement
                    dated July 24, 1997 between the Company and Massachusetts Mutual Life Insurance Company (Exhibit 10.3 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)*

                         Exhibit    21        List    of
                    Subsidiaries (filed herewith)

                            Exhibit  23     Consent of  Coopers  &
                    Lybrand L.L.P. with respect to Financial Statements and Financial Statement Schedules (filed herewith)

                       Exhibit 24     Powers of Attorney
                    for Directors (filed herewith)

                       Exhibit 27     Selected Financial
                    Data (filed herewith)



     *These exhibits are incorporated herein by reference to the registration statement or report referenced after each exhibit which an asterisk appears.

     Indicates executive compensation plans and arrangements.

      Exhibit 10.43       Credit   Facility  Agreement   dated
                    October 22, 1997, between The Company  and
                    Fleet Capital Corporation (filed herewith)

_________________________________________________

         HAHN AUTOMOTIVE WAREHOUSE, INC.
           MEISENZAHL AUTO PARTS, INC.

                    BORROWERS


            FLEET CAPITAL CORPORATION

                     LENDER
__________________________________________________




__________________________________________________
__________________________________________________


         LOAN  AND  SECURITY  AGREEMENT

             Dated: October 22, 1997

                   $50,000,000


__________________________________________________
__________________________________________________




__________________________________________________

            FLEET CAPITAL CORPORATION
__________________________________________________










                      TABLE OF CONTENTS

                                                        PAGE

   SECTION 1.  CREDIT FACILITY   1
   1.1   Revolving Credit Loans.   1
   1.2   Term Loan   1
   1.3   Supplemental Availability Line   1
   1.4   Use of Proceeds   1
   1.5   Letters of Credit; LC Guaranties   2

   SECTION 2.  INTEREST,  FEES  AND  CHARGES   2
   2.1   Interest   2
   2.2   Computation of Interest and Fees   4
   2.3   Facility Fee   4
   2.4   Unused Line Fee   4
   2.5   Audit and Appraisal Expenses   5
   2.6   Reimbursement of Expenses   5
   2.7   Bank Charges   5
   2.8   Indemnity re: LIBOR   6
   2.9   Letter of Credit and LC Guaranty Fees   6

   SECTION 3.  LOAN  ADMINISTRATION   6
   3.1   Manner of Borrowing Revolving Credit Loans   6
   3.2   Payments   7
   3.3Mandatory Prepayments   8
   3.4   Application of Payments and Collections   9
   3.5   All Loans to Constitute One Obligation   9
   3.6   Loan Account   9
   3.7   Statements of Account   9

   SECTION 4.  TERM  AND  TERMINATION   9
   4.1   Term of Agreement   9
   4.2   Termination.  10

   SECTION 5.  SECURITY  INTERESTS  11
   5.1   Security Interest in Collateral  11
   5.2   Lien Perfection; Further Assurances  11

   SECTION 6.  COLLATERAL  ADMINISTRATION  12
   6.1General  12
   6.2   Administration of Accounts.  13
   6.3   Administration of Inventory  14
   6.4   Administration of Equipment  15
   6.5   Payment of Charges  15


SECTION 7.  REPRESENTATIONS  AND  WARRANTIES  15
   7.1   General Representations and Warranties  15
   7.2 Continuous Nature of Representations and Warranties  21
   7.3 Survival of Representations and Warranties  21

   SECTION 8.  COVENANTS  AND  CONTINUING  AGREEMENTS  21
   8.1   Affirmative Covenants  21
   8.2   Negative Covenants  23
   8.3 Specific Financial Covenants  27

   SECTION 9.  CONDITIONS PRECEDENT  28
   9.1   Documentation  28
   9.2   No Default  29
   9.3   Other Loan Documents  29
   9.4   Availability  29
   9.5   No Litigation  29

   SECTION 10.  EVENTS  OF  DEFAULT;  RIGHTS  AND  REMEDIES  ON
              DEFAULT  30
   10.1  Events of Default  30
   10.2  Acceleration of the Obligations  32
   10.3  Other Remedies  32
   10.4  Remedies Cumulative; No Waiver  33
   10.5 Cure.  34

   SECTION 11.  MISCELLANEOUS  34
   11.1  Power of Attorney  34
   11.2  Indemnity  34
   11.3  Modification of Agreement; Sale of Interest  35
   11.4  Severability  35
   11.5  Successors and Assigns  35
   11.6  Cumulative Effect; Conflict of Terms  35
   11.7  Execution in Counterparts  36
   11.8  Notice  36
   11.9  Lender's Consent  37
   11.10 Credit Inquiries  37
   11.11 Time of Essence  37
   11.12 Entire Agreement  37
   11.13 Interpretation  37
   11.14 GOVERNING LAW; CONSENT TO FORUM  37
   11.15 WAIVERS  BY BORROWERS  38
   11.16 Joint and Several Liability.  38




          ii
          LOAN  AND  SECURITY  AGREEMENT

     THIS LOAN AND SECURITY AGREEMENT is made this 22nd day of October, 1997, by and among FLEET CAPITAL CORPORATION ("Lender"), a Rhode Island corporation with an office at 200 Glastonbury Boulevard, Glastonbury, CT 06033; and HAHN AUTOMOTIVE WAREHOUSE, INC. ("Hahn" or a "Borrower"), a New York corporation and MEISENZAHL AUTO PARTS, INC. ("Meisenzahl" or a "Borrower" and collectively with Hahn, the "Borrowers") a New York corporation, each with their chief executive office and principal place of business at 415 West Main Street, Rochester, NY 14608.
Capitalized terms used in this Agreement have the meanings assigned to them in Appendix A, General Definitions. Accounting terms not otherwise specifically defined herein shall be construed in accordance with GAAP consistently applied.

SECTION 1.  CREDIT FACILITY

     Subject to the terms and conditions of, and in reliance upon the representations and warranties made in, this Agreement and the other Loan Documents, Lender agrees to make a Total Credit Facility of up to $50,000,000 available upon Borrowers' request therefor, as follows:

     1.1 REVOLVING CREDIT LOANS. Lender agrees, for so long as no Default or Event of Default has occurred and is continuing, to make
Revolving Credit Loans to Borrowers from time to time, as requested by Borrowers in the manner set forth in subsection 3.1.1 hereof, up to a maximum principal amount at any time outstanding equal to the Borrowing Base which shall be repayable in accordance with the terms of the Revolving Credit
Note. If the unpaid balance of the Revolving Credit Loans should exceed the Borrowing Base or any other limitation set forth in this Agreement, such Revolving Credit Loans shall nevertheless constitute Obligations that are due and payable on demand, secured by the Collateral and entitled to all benefits thereof. Lender has the right to establish reserves against the Borrowing Base, in such amounts and with respect to such matters as Lender deems reasonably necessary or appropriate in its sole discretion.

     1.2 TERM LOAN. Lender agrees to make a term loan to Borrowers on the Closing Date in the principal amount of $2,500,000 ("Term Loan"), which shall be repayable in accordance with the terms of the Term Loan Note.

     1.3 SUPPLEMENTAL AVAILABILITY LINE. Lender agrees to make a supplemental availability line in the maximum principal amount of $3,500,000 ("Supplemental Availability Line") available to
Borrowers under which a cash advance of $3,500,000 ("Supplemental Availability Loan") will be made to Borrowers on the Closing Date. The Supplemental Availability Loan shall be repayable in accordance with the terms of the Supplemental Availability Line Note. There shall be no availability for borrowing under the Supplemental Availability Line after the Supplemental Availability Loan is made thereunder.

     1.4 USE OF PROCEEDS. The Loans shall be used solely for the following purposes: (i) repayment of existing borrowed indebtedness owing to Fleet Bank, as agent for a banking syndicate and Massachusetts Mutual Life Insurance Company and (ii) for Borrowers' general operating capital needs, including the issuance of Letters of Credit, all in a manner consistent with the provisions of this Agreement and all applicable laws.

     1.5 LETTERS OF CREDIT; LC GUARANTIES. Lender agrees, for so long as no Default or Event of Default has occurred and is continuing and if requested by Borrowers, to (i) issue its, or cause to be issued by its Affiliate, Letters of Credit for the account of either Borrower or (ii) execute LC Guaranties by which Lender or its Affiliate shall guaranty the payment or performance by either Borrower of its reimbursement obligations with respect to Letters of Credit and letters of credit issued for a Borrower's account by other Persons in support of that Borrower's obligations (other than obligations for the repayment of Money
Borrowed), PROVIDED that the LC Amount at any time shall not exceed the LC
Cap. No Letter of Credit or LC Guaranty may have an expiration date that is more than 365 days after the date of issuance. In addition, no Letter of Creditor LC Guaranty may have an expiration date that is after the last day of the Original Term or the then applicable Renewal Term. Any amounts paid by Lender under any LC Guaranty or in connection with any Letter of Credit shall be treated as Revolving Credit Loans, shall be secured by all of the Collateral and shall bear interest and be payable at the same Floating Rate and in the same manner as Revolving Credit Loans. Documentary Letters of Credit may only be issued to support the purchase of Eligible Inventory.

SECTION 2.  INTEREST,  FEES  AND  CHARGES

     2.1  INTEREST.

          2.1.1 RATE OPTIONS. At the time of each Loan under the Total Credit Facility, and thereafter from time to time, Borrowers shall have the right, subject to the terms and conditions of this Agreement, and provided no Default or Event of Default has occurred and is continuing, to designate to Lender in writing that all or a portion of the Loans shall bear interest at either (i) the LIBOR Based Rate or (ii) the Floating Rate. Interest on each portion thereof shall accrue and be paid at the time and rate applicable to the respective option selected by Borrowers or otherwise governing under the terms of this Agreement. If for any reason the LIBOR Based Rate option is unavailable or Borrowers fail to designate
(in accordance with the terms hereof) that the LIBOR Based Rate shall apply, the Floating Rate shall apply. The rate of interest on Floating
Rate Loans shall increase or decrease by an amount equal to any increase or decrease in the Base Rate effective as of the opening of business on the day that any such change in the Base Rate occurs.

               (a)  LIBOR RATE OPTION:

                    (i)  REQUESTS.  Provided no Default or Event
of Default has occurred and is continuing, and subject to the provisions of this Section 2.1.1 (a), if Borrowers desire to have the LIBOR Based
Rate apply to all or a portion of the Loans, Borrowers shall give Lender a written irrevocable request no later than 11:00 A.M. Eastern time on the second (2nd) Business Day prior to the requested borrowing date specifying (i) the date the LIBOR Based Rate shall apply (which shall be a Business Day), (ii) the LIBOR Interest Period, (iii) the Loan to be subject to the LIBOR Based Rate and (iv) the amount to be subject to the LIBOR Based Rate provided that such amount shall be in the minimum amount of Five Hundred

Thousand Dollars ($500,000.00). In no event may Borrowers have outstanding at any time more than six tranches of LIBOR Rate Loans.

                    (ii) LIBOR INTEREST PERIODS.  LIBOR Rate
Loans shall be selected by Borrowers for a LIBOR Interest Period during which the LIBOR Based Rate is applicable; provided, however, that if the LIBOR Interest Period would otherwise end on a day which shall not be a London Business Day, such LIBOR Interest Period shall be extended to the next preceding or succeeding London Business Day as is the Bank's custom in the market to which such LIBOR Rate Loan relates. All accrued and unpaid interest on a LIBOR Rate Loan shall be paid in accordance with Section 3.2.2. No LIBOR Interest Period with respect to the Revolving Credit may end after the Revolving Credit Maturity Date and no LIBOR Interest Period with respect to the Term Loan or the Supplemental Availability Loan may end after their respective maturity dates. Subject to all of the terms and conditions applicable to a request to convert all or a portion of the Loans to a LIBOR Rate Loan, Borrowers may extend a LIBOR Rate Loan as of the last day of the LIBOR Interest Period to a new LIBOR Rate Loan. If Borrowers fail to notify Lender of the LIBOR Interest Period for a subsequent LIBOR Rate Loan at least two (2) Business Days prior to the last day of the then current LIBOR Interest Period of an outstanding LIBOR Rate Loan, then such outstanding LIBOR Rate Loan shall, at the end of the applicable
LIBOR Interest Period, accrue interest at the Floating Rate.

                    (iii) ADJUSTMENTS. The Adjusted LIBOR Rate may be automatically adjusted by Lender to take into account the additional or increased cost of maintaining any necessary reserves for Eurodollar deposits or increased costs due to changes in applicable law or regulation or the interpretation thereof occurring subsequent to the commencement of the then applicable LIBOR Interest Period, including but not limited to, changes in tax laws (except changes of general applicability in corporate income tax laws) and changes in the reserve requirements imposed by the Board of Governors of the Federal Reserve System (or any successor or other applicable governing body), that increase the cost to Lender of funding the LIBOR Rate Loan. Lender shall give Borrowers reasonable notice of such a determination and adjustment, which determination shall be prima facie evidence of the correctness of the fact and the amount of such adjustment.

                    (iv) UNAVAILABILITY. If Borrowers shall have requested the rate based on the Adjusted LIBOR Rate in accordance with this
Section 2.1.1(a) and Lender shall have determined, in good faith, that Eurodollar deposits equal to the amount of the principal of the requested
LIBOR Rate Loan and for the LIBOR Interest Period specified are unavailable, or that the rate based on the Adjusted LIBOR Rate will not adequately and fairly reflect the cost of the Adjusted LIBOR Rate applicable to the specified LIBOR Interest Period, of making or maintaining the principal amount of the requested LIBOR Rate Loan during the LIBOR Interest Period specified, or that by reason of circumstances affecting Eurodollar markets, adequate means do not exist for ascertaining the rate based on the Adjusted LIBOR Rate applicable to the specified LIBOR Interest Period, Lender shall promptly give notice of such determination to Borrowers that the rate based on the Adjusted LIBOR Rate is not available. A determination, in good faith, by Lender hereunder shall be prima facie evidence of the correctness of the fact and amount of such additional costs or unavailability. Upon such a determination, (i) the obligation to convert to, or maintain a LIBOR Rate Loan at the rate based on the Adjusted LIBOR Rate shall be suspended until Lender shall have notified Borrowers that such conditions shall have ceased to exist, and (ii) the portion of the Loans subject to the request or requested conversion shall accrue interest at the Floating Rate.

          2.1.2 DEFAULT RATE OF INTEREST. Upon and after the occurrence of an Event of Default, and during the continuation thereof, the principal amount of all Loans shall bear interest at a rate per annum equal to two (2) percentage points above the interest rate otherwise applicable thereto (the "Default Rate").

          2.1.3 MAXIMUM INTEREST. In no event whatsoever shall the aggregate of all amounts deemed interest hereunder or under the Notes and charged or collected pursuant to the terms of this Agreement or pursuant to the Notes exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. If any provisions of this Agreement or the Notes are in contravention of any such law, the rate hereunder shall automatically be reduced to the maximum rate permitted by applicable law, and Lender shall, in its discretion, apply such excess to the principal balance of the Loans or refund such excess to Borrowers, and such provisions shall be amended to conform thereto.

     2.2  COMPUTATION OF INTEREST AND FEES.  Interest, Letter of
Credit and LC Guaranty fees and Unused Line Fees, termination charges and collection charges hereunder shall be calculated daily and shall be computed on the actual number of days elapsed over a year of 360 days. For the purpose of computing interest hereunder, all items of payment received by Lender shall be deemed applied by Lender on account of the Obligations (subject to final payment of such items) on the Business Day of receipt by Lender (determined in accordance with Section 3.4 hereof) of fully collected funds from the Dominion Account.

     2.3 FACILITY FEE. Borrowers shall pay to Lender a facility fee of $250,000 ("Facility Fee"), which shall be fully earned on the Closing Date. $200,000 of the Facility Fee shall be payable and non-refundable on the Closing Date (less the $42,500 commitment fee paid to Lender, which shall be credited against such payment). The remaining $50,000 of the Facility Fee shall be payable on the date which is six (6) months from the Closing Date.

     2.4  UNUSED LINE FEE.  Borrowers shall pay to Lender a fee
("Unused Line Fee") equal to a percentage, determined as set forth below, of the difference between the Total Credit Facility and the average daily principal balance of outstanding Loans and the aggregate undrawn face amount of all Letters of Credit and LC Guaranties then outstanding. The Unused Line Fee shall be payable monthly in arrears on the first day of each calendar month hereafter. The percentage to be used to determine the amount of Unused Line Fees shall be (a) .25% per annum from the Closing Date through but not including the first day of the first
Adjustment Period after June 30, 1998 and thereafter (b)(i) .375% per annum during any Adjustment Period next following a Measurement Period in which the Borrowers' Fixed Charge Coverage Ratio was less than or equal to
1.25 to 1.0 or (ii) .25% per annum during any Adjustment Period following a Measurement Period in which the Fixed Charge Coverage Ratio was more than 1.25 to 1.0. No reduction in the percentage used to determine the Unused Line Fee shall occur during the existence of a Default or an Event of Default. For purposes of the foregoing, (i) the Borrowers' Fixed Charge Coverage Ratio will be determined by reference to the financial statements to be delivered to Lender pursuant to Section 8.1.3 hereof and
(ii) the percentage
used to determine the Unused Line Fee for any Adjustment Period will remain fixed for such Adjustment Period.

     2.5  AUDIT AND APPRAISAL EXPENSES.  Borrowers shall pay to
Lender, in connection with audits and appraisals of Borrowers' books and records and such other matters as Lender shall deem appropriate, all out-of-pocket expenses incurred by Lender in connection with such audits and appraisals, provided that, notwithstanding anything to the contrary herein, Borrowers'obligation under this paragraph shall, provided that no Event of Default is outstanding at the time of any such audit or appraisal (in which case no limits shall apply), be limited to two (2) such audits or appraisals per 12 month period (measured from the date hereof) and $10,000 per year.
     2.6 REIMBURSEMENT OF EXPENSES. If, at any time or times regardless of whether or not an Event of Default then exists, Lender incurs legal or accounting expenses or any other costs or out-of-pocket expenses in connection with (i) the analysis, negotiation and preparation of this Agreement or any of the other Loan Documents, or any amendment, modification, replacement or termination of this Agreement or any of the other Loan Documents, (ii) the administration of this Agreement
(except to the extent otherwise provided by Section 2.5 above with respect to audit and appraisal expenses) or any of the other Loan Documents and the transactions contemplated hereby and thereby; (iii) any litigation, contest, dispute, suit, proceeding or action (whether instituted by Lender, Borrowers or any other Person) in any way relating to the Collateral, the Loans, this Agreement or any of the other Loan Documents or any Obligor's affairs; (iv) any enforcement, protection, preservation or defense (or any attempt to do so) of any rights of Lender or any Participating Lender against any Obligor or any other Person which may be obligated to Lender by virtue of this Agreement or any of the other Loan Documents, including, without limitation, the Account Debtors; or (v) any attempt to inspect, verify, protect, preserve, restore, collect, sell, liquidate or otherwise dispose of or realize upon the Collateral (except to the extent otherwise provided by Section 2.5 above with respect to audit and appraisal expenses); then all such legal or accounting expenses, other costs and out of pocket expenses of Lender shall be charged to Borrowers. All amounts chargeable to Borrowers under this Section 2.6 shall be Obligations secured by all of the Collateral, shall be payable on demand to Lender and shall bear interest from the date such demand is made until paid in full at the Floating Rate from time to time. Borrowers shall also reimburse Lender for expenses incurred by Lender in its administration of the Collateral to theextent and in the manner provided of.

     2.7 BANK CHARGES. Borrowers shall pay to Lender, on demand, any and all fees, costs or expenses which Lender or any Participating Lender pays to a bank or other similar institution (including without limitation any fees paid by Lender to any Participating Lender) arising out of or in connection with (i) the forwarding to Borrowers or any other
Person on behalf of Borrowers or by Lender or any Participating Lender of proceeds of loans made by Lender to Borrowers pursuant to this Agreement and
(ii) the depositing for collection, by Lender or any Participating Lender, of any check or item of payment received or delivered to Lender on account of the Obligations, provided such fees, costs and expenses are the customarily charged fees by such Persons. Notwithstanding the foregoing, the Borrowers shall have no obligation to pay Lender any fees, costs or expenses described in this Section 2.7 that are incurred by or in connection with a Participating Lender until after the second anniversary of the Closing Date.

     2.8  INDEMNITY RE: LIBOR.  Each Borrower hereby indemnifies
Lender and holds Lender harmless from and against any and all losses or expenses that Lender may sustain or incur as a consequence of any prepayment or any Default by Borrowers in the payment of the principal of or interest on any LIBOR Rate Loan or failure by Borrowers to complete a borrowing of, a prepayment of or conversion of or to a LIBOR Rate Loan after notice thereof has been given by Borrowers including (but not limited to) any interest payable by Lender to lenders of funds obtained by it in order to make or maintain its LIBOR Rate Loans hereunder, and any other loss or expense incurred by Lender by reason of the liquidation or reemployment of deposits or other funds acquired by Lender to make, continue, convert into or maintain, a LIBOR Rate Loan.

     2.9 LETTER OF CREDIT AND LC GUARANTY FEES. Borrowers shall pay to Lender for Letters of Credit and LC Guaranties of letters of credit, a fee equal to 2.0% per annum of the aggregate face amount of such Letters of Credit and LC Guaranties outstanding from time to time during the term of this Agreement, which fee shall be due and payable on the first calendar day each month. Borrowers shall also pay all customary fees and charges associated with the issuance, amendment, extension or termination thereof, which fees and charges shall be deemed fully earned and shall be payable on demand and shall not be subject to rebate or proration upon the termination of this Agreement for any reason.

SECTION 3.  LOAN  ADMINISTRATION.

     3.1 MANNER OF BORROWING REVOLVING CREDIT LOANS. Borrowings under the Revolving Credit Facility established pursuant to Section 1 hereof shall be as follows:

          3.1.1 LOAN REQUESTS.  A request for a Revolving Credit
Loan shall be made, or shall be deemed to be made, in the following manner:
(i) Borrowers may give Lender notice of its intention to borrow, in which notice Borrowers shall specify the amount of the proposed borrowing and the proposed borrowing date (which shall be a Business Day), no later than 12:00 noon, Eastern time, on the proposed borrowing date, PROVIDED, however, that no such request may be made at a time when there exists a Default or an Event of Default that has not been waived by Lender; and (ii) the becoming due of any amount required to be paid under this Agreement or any of the Notes, whether as interest or for any other
Obligation, shall be deemed irrevocably to be a request for a Revolving Credit Loan on the due date in the amount required to pay such interest or other Obligation. As an accommodation to Borrowers, Lender shall permit telephonic requests for loans and electronic transmittal of instructions, authorizations, agreements or reports to Lender by Borrowers. Unless Borrowers specifically direct Lender in writing not to accept or act upon telephonic or electronic communications from Borrowers, Lender shall have no liability to Borrowers for any loss or damage suffered by Borrowers as a result of Lender's honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically or electronically and purporting to have been sent to Lender by Borrowers, except in the case of Lender's gross negligence and intentional misconduct, and Lender shall have no duty to verify the origin of any such communication or the authority of the person sending it.

          3.1.2 DISBURSEMENT. Each Borrower hereby irrevocably authorizes Lender to disburse the proceeds of each Revolving Credit Loan requested, or deemed to be requested, pursuant to this subsection 3.1.2 as follows: (i) the proceeds of each Revolving Credit Loan requested under subsection 3.1.1(i) shall be disbursed by Lender in lawful money of the United States of America in immediately available funds, in the case of the initial borrowing, in accordance with the terms of the written disbursement letter from Borrowers, and in the case of each subsequent borrowing, by wire transfer to such bank account as may be agreed upon by Borrowers and Lender from time to time or elsewhere if pursuant to a written direction from Borrowers; and (ii) the proceeds of each Revolving Credit Loan requested under subsection 3.1.1(ii) shall be disbursed by Lender by way of direct payment of the relevant interest or other Obligation.

          3.1.3 AUTHORIZATION. Each Borrower hereby irrevocably authorizes Lender, in Lender's sole discretion, to advance to Borrowers, and to charge to Borrowers' Loan Account hereunder as a Revolving Credit Loan, a sum sufficient to pay all principal of the Loans as it become due, interest accrued on the Obligations during the immediately preceding month and all fees provided for hereunder or related thereto and, provided
Lender provides Borrowers with an invoice therefore prior to charging Borrowers' Loan Account, to pay all costs, fees and expenses at any time owed by Borrowers to Lender hereunder.

          3.1.4 SPECIFIED OFFICER.  All requests for a Revolving
Credit Loan and elections of interest rate shall be made by Borrowers through a Specified Officer, and Borrowers agree that any request so made by a Specified Officer shall be deemed made by both Borrowers.

          3.1.5 BORROWING BASE CERTIFICATES. Borrowers shall deliver to Lender a Borrowing Base Certificate and supporting documentation as requested by Lender but no less frequently than on a weekly basis.

     3.2 PAYMENTS. Except where evidenced by notes or other instruments issued or made by Borrowers to Lender specifically containing payment provisions which are in conflict with this Section 3.2 (in which event the conflicting provisions of said notes or other instruments shall govern and control), the Obligations shall be payable as follows:

          3.2.1 PRINCIPAL. Principal payable on account of Loans shall be payable by Borrowers to Lender immediately upon the earliest of
(i) the receipt by Lender or Borrowers of any proceeds of any of the Collateral, to the extent of said proceeds, (ii) the occurrence of an Event of Default in consequence of which Lender elects to accelerate the maturity and payment of the Obligations, (iii) in the case of principal payable on account of Revolving Credit Loans, the Revolving Credit Maturity Date, and in the case of principal payable on account of the Term Loan and the Supplemental Availability Loan in accordance with the terms of the Term Loan Note and the Supplemental Availability Line Note, respectively or (iv) termination of this Agreement pursuant to Section 4 hereof; PROVIDED, HOWEVER, that if an Overadvance shall exist at any time, Borrowers shall, on demand, repay the Overadvance.

          3.2.2 INTEREST.  Interest accrued on the Revolving
Credit Loans shall be due on the earliest of (i) the first calendar day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month, (ii) the occurrence of an Event of Default in consequence of which Lender elects to accelerate the maturity and payment of the Obligations, (iii) in the case of interest accruing on the Revolving Credit Loans, the Revolving

Credit Maturity Date, and in the case of interest accruing on the Term Loan and the Supplemental Availability Loan, on their respective maturity dates, or (iv) termination of this Agreement pursuant to Section 4 hereof.

          3.2.3 COSTS, FEES AND CHARGES. Costs, fees and charges payable pursuant to this Agreement shall be payable by Borrowers as and when provided in Section 2 hereof, to Lender or to any other Person designated by Lender in writing.

          3.2.4 OTHER OBLIGATIONS.  The balance of the
Obligations requiring the payment of money, if any, shall be payable by Borrowers to Lender as and when provided in this Agreement, the Notes, the Other Agreements or the Security Documents, or on demand, whichever is later.

     3.3  MANDATORY PREPAYMENTS.

          3.3.1 PROCEEDS OF SALE, LOSS, DESTRUCTION OR
CONDEMNATION OF COLLATERAL. Except as provided in subsection 6.4.2 hereof, if Borrowers sell any of the Equipment, or if any of the Collateral is lost or destroyed or taken by condemnation, Borrowers shall pay to Lender, unless otherwise agreed by Lender, as and when received by Borrowers and as a mandatory prepayment of the Loans, a sum equal to the proceeds (including insurance payments) received by Borrowers from such sale, loss, destruction or condemnation. Any such prepayments shall be applied first to the Term Loan, second to the Supplemental Availability Loan and lastly against the Revolving Credit Loans and shall be applied first to accrued but unpaid interest with respect to the applicable Loan and then to principal in the inverse order of maturity of unpaid installments. If either Borrower obtains funds representing proceeds or other payments with respect to the disposition or collection of any General Intangibles, Borrowers shall pay to Lender, unless otherwise agreed by Lender, as and when such funds are received by Borrowers and as a mandatory prepayment of the Loans, a sum equal to such funds received by Borrowers. Any such prepayments shall be applied first to the Supplemental Availability Loan, second, to the Term Loan and lastly, to the Revolving Credit Loans and shall be applied first to accrued but unpaid interest with respect to the applicable Loan and then to principal in the inverse order of maturity of unpaid installments.

          3.3.2 LIBOR RATE LOANS.  No portion of the LIBOR Rate
Loans may be repaid during a LIBOR Interest Period unless Borrowers first satisfy in full their obligations under Section 2.8 hereunder arising from such repayment.

          3.3.3 EXCESS CASH FLOW RECAPTURE. Until the Term Loan and Supplemental Availability Loan have been repaid in full, Borrowers shall, on an annual basis, within fifteen (15) Business Days of delivery to Lender of Borrowers' annual audited financial statements for each year, prepay the Term Loan and/or the Supplemental Availability Loan
(as Lender shall elect in its sole discretion) in an amount equal to fifty percent (50%)(but not to exceed a payment of $500,000 on account of any one fiscal year or $250,000 on account of any one fiscal year if prior to the end of such fiscal year, the Supplemental Availability Loan was paid in full) of Borrowers' Cash Flow for such year ("Excess Cash Flow Payments").
All Excess Cash Flow Payments shall be applied first against accrued but unpaid interest with respect to the applicable Loan and then to principal in the inverse order of the maturity of unpaid installments.

     3.4 APPLICATION OF PAYMENTS AND COLLECTIONS. All items of payment received by Lender by 2:00 p.m., Eastern time, on any Business
Day shall be deemed received on that Business Day. All items of payment received after 2:00 p.m., Eastern time, on any Business Day shall be deemed received on the following Business Day. Each Borrower irrevocably waives the right to direct the application of any and all payments and collections at any time or times hereafter received by Lender from or on behalf of Borrowers, and each Borrower does hereby irrevocably agree that Lender shall have the continuing exclusive right to apply and reapply any and all such payments and collections received at any time or times hereafter by Lender or its agent against the Obligations, in such manner as Lender may deem advisable, notwithstanding any entry by Lender upon any of its books and records, PROVIDED, that, notwithstanding the foregoing, Lender agrees that, unless an Event of Default has occurred, payments and collections which Lender otherwise determines in accordance with the foregoing to be applicable to principal shall be applied, first, to principal accruing interest at the Floating Rate and thereafter to principal accruing interest at the LIBOR Based Rate. If as the result of collections of Accounts as authorized by subsection 6.2.6 hereof a credit balance exists in the Loan Account, such credit balance shall not accrue interest in favor of Borrowers, but shall be available to Borrowers at any time or times for so long as no Default or Event of Default exists and is continuing, and Lender shall provide written notice of the existence of such credit balance to Borrowers. Lender may, at its option, offset such credit balance against any of the Obligations upon and after the occurrence of an Event of Default.

     3.5 ALL LOANS TO CONSTITUTE ONE OBLIGATION. The Loans shall constitute one general Obligation of Borrowers, and shall be secured by Lender's Lien upon all of the Collateral.

     3.6 LOAN ACCOUNT. Lender shall enter all Loans as debits to the Loan Account and shall also record in the Loan Account all payments made by Borrowers on any Obligations and all proceeds of Collateral which are finally paid to Lender, and may record therein, in accordance with customary accounting practice, other debits and credits, including interest and all charges and expenses properly chargeable to Borrowers.

     3.7  STATEMENTS OF ACCOUNT.  Lender will account to
Borrowers monthly with a statement of Loans, charges and payments made pursuant to this Agreement, and, in the absence of manifest error, such account rendered by Lender shall be deemed final, binding and conclusive upon Borrowers unless Lender is notified by Borrowers in writing to the contrary within 45 days of the date each accounting is mailed to Borrowers. Such notice shall only be deemed an objection to those items specifically objected to therein.

SECTION 4.  TERM  AND  TERMINATION

     4.1 TERM OF AGREEMENT. Subject to Lender's right to cease making Loans to Borrowers during the existence of any Event of Default, this Agreement shall be in effect for a period of five (5) years from the date hereof, through and including October 22, 2002 (the "Original Term"), and this Agreement shall automatically renew itself for one-year periods thereafter (the "Renewal Terms"), unless terminated as provided in Section 4.2 hereof.

     4.2  TERMINATION.

          4.2.1 TERMINATION BY LENDER. Upon at least 120 days prior written notice to Borrowers, Lender may terminate this Agreement as of the last day of the Original Term or the then current Renewal Term and Lender may terminate this Agreement without notice upon or after the occurrence and during the continuance of an Event of Default.

          4.2.2 TERMINATION BY BORROWERS. Upon at least 90 days prior written notice to Lender (or 30 days if in anticipation of a sale of Borrowers), Borrowers may, at their option, terminate this Agreement; PROVIDED HOWEVER, no such termination shall be effective until Borrowers have paid all of the Obligations (including without limitation, the Obligations described in Section 4.2.3 below) in immediately available funds and all Letters of Credits and LC Guaranties have expired or have been cash collateralized to Lender's satisfaction. Any notice of termination given by Borrowers in anticipation of a sale of the Borrowers shall be revocable at any time in writing; any notice of termination given by Borrowers for any other reason shall be irrevocable unless Lender otherwise agrees in writing, and Lender shall have no obligation to make any Loans or issue or procure any Letters of Credit or LC
Guaranties on or after the termination date stated in such notice. Borrowers may elect to terminate this Agreement in its entirety only. No section of this Agreement or type of Loan available hereunder may be terminated singly.

          4.2.3 TERMINATION CHARGES. At the effective date of termination of this Agreement for any reason, Borrowers shall pay to Lender
(in addition to the then outstanding principal, accrued interest and other charges owing under the terms of this Agreement and any of the other LoanDocuments) as liquidated damages for the loss of the bargain and not as a penalty, an amount equal to the product of the Total Credit
Facility times (a) three (3%) percent if the termination occurs during the first twelve (12) months of the Original Term and (b) one half of one (.50%) percent if termination occurs during the second twelve (12) month period of the Original Term and (c) zero (0%) percent thereafter.

          4.2.4 EFFECT OF TERMINATION. All of the Obligations shall be immediately due and payable upon the termination date stated in any notice of termination of this Agreement. All undertakings, agreements, covenants, warranties and representations of Borrowers contained in the Loan Documents shall survive any such termination and Lender shall retain its Liens in the Collateral and all of its rights and remedies under the Loan Documents notwithstanding such termination until Borrowers have paid the Obligations to Lender, in full, in immediately available funds, together with the applicable termination charge, if any. Notwithstanding the payment in full of the Obligations, Lender shall not be required to terminate its security interests in the Collateral unless, with respect to any loss or damage Lender may incur as a result of dishonored checks or other items of payment received by Lender from Borrowers or any Account Debtor and applied to the Obligations, Lender shall, at its option, (i) have received a written agreement, executed by Borrowers and by any Person whose loans or other advances to Borrowers are used in whole or in part to satisfy the Obligations, indemnifying Lender from any such loss or damage; or
(ii) have retained such monetary reserves and/or Liens on the Collateral for such period of time as Lender, in its reasonable discretion, may deem necessary to protect Lender from any such loss or damage.

SECTION 5.  SECURITY  INTERESTS

     5.1 SECURITY INTEREST IN COLLATERAL. To secure the prompt payment and performance to Lender of the Obligations, each Borrower hereby grants to Lender a continuing Lien upon all of such Borrower's assets, including all of the following Property and interests in Property of such Borrower, whether now owned or existing or hereafter created, acquired or arising and wheresoever located:

               (i) Accounts;

               (ii) Inventory;

               (iii) Equipment;

               (iv) Chattel Paper;

               (v) Instruments;

               (vi) Documents;

               (vii) General Intangibles;

               (viii)Fixtures;

               (ix) Deposit Accounts;

               (x)  Investment Property;

               (xi) All monies and other Property of any kind now or at any time or times hereafter in the possession or under the control of Lender or a bailee or Affiliate of Lender;

               (xii) All accessions to, substitutions for and all replacements, products and cash and non-cash proceeds of (i)
through (x) above, including, without limitation, proceeds of and unearned premiums with respect to insurance policies insuring any of the Collateral; and

               (xiii) All books and records (including, without limitation, customer lists, credit files, computer programs, print-outs, and other computer materials and records) of Borrowers pertaining to any of (i) through (x) above.

     5.2 LIEN PERFECTION; FURTHER ASSURANCES. Borrowers shall execute such UCC-1 financing statements as are required by the Code and such other instruments, assignments or documents as are necessary to perfect Lender's Lien upon any of the Collateral and shall take such other action as may be required to perfect or to continue the perfection of Lender's
Lien upon the Collateral, including, without limitation, delivering to Lender the sole originals of all certificates of title and executing all agreements required by Lender to have Lender's Liens noted on all certificates of title, in form and substance acceptable to Lender and after the occurrence of an Event of Default and upon the request of Lender, delivering the sole originals of all Instruments and Chattel Paper. Unless prohibited by applicable law, each Borrower hereby authorizes Lender to execute and file any such financing statement on such Borrower's behalf. The parties agree that a carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement and may be filed in any appropriate office in lieu thereof. At Lender's request, Borrowers shall also promptly execute or cause to be executed and shall deliver to Lender any and all documents, instruments and agreements deemed necessary by Lender to give effect to or carry out the terms or intent of the Loan Documents, including without limitation, landlord's waivers from the owner of each property on which Collateral is located.

SECTION 6.  COLLATERAL  ADMINISTRATION

     6.1  GENERAL

          6.1.1 LOCATION OF COLLATERAL. All Collateral, other than Inventory in transit and motor vehicles, (i) will at all times be kept by Borrowers at one or more of the business locations set forth in
EXHIBIT 6.1.1 hereto and at such new locations which Borrowers may hereafter establish provided that Borrowers provide Lender, not less than ten (10) days prior to removal of any Collateral to such new location, with written notice thereof and provided further that prior to removal of any Collateral to such new location Borrowers will take all actions relative to such location as Lender may require under Section 5.2 hereof, and (ii) shall not, without the prior written approval of Lender, be otherwise moved from any such location or new location except, prior to an Event of Default and Lender's acceleration of the maturity of the Obligations in consequence thereof, for (A) sales of Inventory in the ordinary course of business; (B) removals in connection with dispositions of Equipment that are authorized by subsection 6.4.2 hereof; and (C) removals in connection with returns thereof to vendors. Exhibit 6.1.1 shall be deemed automatically amended to include any new location of which Borrowers give Lender written notice pursuant to Section 6.1.1, but Borrowers shall furnish Lender with an updated Exhibit 6.1.1 on no less than a quarterly basis, unless Borrowers have not opened or closed any locations since last furnishing Lender with such an updated exhibit.

          6.1.2 INSURANCE OF COLLATERAL. Borrowers shall maintain and pay for insurance upon all Collateral wherever located and with respect to Borrowers' business, covering casualty, hazard, public liability and such other risks in such amounts and with such insurance companies as are reasonably satisfactory to Lender. Borrowers shall deliver certified copies of such policies to Lender with satisfactory lender's loss payable endorsements, naming Lender as loss payee, assignee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than 30 days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever and a clause specifying that the interest of Lender shall not be impaired or invalidated by any act or neglect of Borrowers or the owner of the Property or by the occupation of the premises for purposes more hazardous than are permitted by said policy. If Borrowers fail to provide and pay for such insurance, Lender may, at its option, but shall not be required to, procure the same and charge Borrowers therefor.
Borrowers agree to deliver to Lender, promptly as rendered, true copies of all reports made in any reporting forms to insurance companies.

          6.1.3 PROTECTION OF COLLATERAL. All expenses of protecting, storing, warehousing, insuring, handling, maintaining and shipping the Collateral, any and all excise, property, sales, and use taxes imposed by any state, federal, or local authority on any of the Collateral or in respect of the sale thereof shall be borne and paid by Borrowers.
If Borrowers fail to promptly pay any portion thereof when due, Lender may, at its option, but shall not be required to, pay the same and charge Borrowers therefor. Lender shall not be liable or responsible in any way for the safekeeping of any of the Collateral or for any loss or damage thereto or for any diminution in the value thereof, or for any act or default of any warehouseman, carrier, forwarding agency, or other person whomsoever, but the same shall be at Borrowers' sole risk.

     6.2  ADMINISTRATION OF ACCOUNTS.

          6.2.1 RECORDS, SCHEDULES AND ASSIGNMENTS OF ACCOUNTS.
Borrowers shall keep accurate and complete records of its Accounts and all payments and collections thereon and shall submit to Lender on such periodic basis as Lender shall reasonably request a sales and collections report for the preceding period, in form satisfactory to Lender. On or before the 20th day of each month from and after the date hereof, Borrowers shall deliver to Lender, in form reasonably acceptable to Lender, a detailed aged trial balance of all Accounts existing as of the last day of the preceding month, specifying the names and face value for each Account Debtor obligated on an Account so listed ("Schedule of Accounts"), and, upon Lender's request therefor, copies of proof of delivery of inventory and the original copy of all documents, including, without limitation, repayment histories and present status reports relating to the Accounts so scheduled and such other matters and information relating to the status of then existing Accounts as Lender shall reasonably request. In addition, if Eligible
Accounts in an aggregate face amount in excess of $500,000 become ineligible because they fall within one of the specified categories of ineligibility set forth in the definition of Eligible Accounts, Borrowers shall notify
Lender of such occurrence no later than the third Business Day following such occurrence and the Borrowing Base shall thereupon be adjusted to reflect such occurrence.

          6.2.2 DISCOUNTS, ALLOWANCES, DISPUTES. If Borrowers grant any discounts, allowances or credits that are not shown on the face of the invoice or statement (or attachments thereto) for the Eligible Account involved, Borrowers shall report such discounts, allowances or credits, as the case may be, to Lender as part of the next required Schedule of Accounts. If any amounts due and owing on an Eligible Account in excess of $100,000 are in dispute between Borrowers and any Account Debtor, Borrowers shall provide Lender with written notice thereof at the time of submission of the next Schedule of Accounts, explaining in detail the reason for the dispute, all claims related thereto and the amount in controversy. Upon and after the occurrence and during the continuance of an Event of Default, Lender shall have the right to settle or adjust all disputes and claims directly with the Account Debtor and to compromise the amount or extend the time for payment of the Accounts upon such terms and conditions as Lender may deem advisable, and to charge the deficiencies, costs and expenses thereof, including attorney's fees, to Borrowers.

          6.2.3 TAXES. If an Account includes a charge for any tax payable to any governmental taxing authority, Lender is authorized, in its sole discretion, to pay the amount thereof to the proper taxing authority for the account of Borrowers and to charge Borrowers therefor, provided, however that Lender shall not be liable for any taxes to any governmental taxing authority that may be due by Borrowers.

          6.2.4 ACCOUNT VERIFICATION. At any time and from time to time after the occurrence and during the continuance of an Event of Default, any of Lender's officers, employees or agents shall have the right in the name of Lender, any designee of Lender or either Borrower, to verify the validity, amount or any other matter relating to any Accounts by mail telephone, telegraph or otherwise; Lender may seek the same verification prior to an Event of Default, provided reasonable advance written notice thereof is given to Borrowers. Borrowers shall cooperate fully with Lender in an effort to facilitate and promptly conclude any such verification process.

          6.2.5 MAINTENANCE OF DOMINION ACCOUNT. Borrowers shall maintain a Dominion Account pursuant to an arrangement reasonably acceptable to Lender with such banks as may be selected by Borrowers and be acceptable to Lender. Borrowers shall issue to any such banks an irrevocable letter of instruction directing such banks to deposit all payments or other remittances received by it to the Dominion Account for application on account of the Obligations. All funds deposited in the Dominion Account shall immediately become the property of Lender and Borrowers shall obtain the agreement by such banks in favor of Lender to waive any offset rights against the funds so deposited. Lender assumes no responsibility for such arrangement, including, without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder.

          6.2.6 COLLECTION OF ACCOUNTS, PROCEEDS OF COLLATERAL.
To expedite collection, Borrowers shall endeavor in the first instance to make collection of its Accounts for Lender. All remittances receivedby Borrowers on account of Accounts, together with the proceeds of any other Collateral, shall be held as Lender's property by Borrowers as trustee of an express trust for Lender's benefit and Borrowers shall immediately deposit same in kind in the Dominion Account. Lender retains the right at all times during the existence of an Event of Default to notify Account Debtors that Accounts have been assigned to Lender and to collect Accounts directly in its own name and to charge the collection costs and expenses, including attorneys' fees, to Borrowers. Within sixty (60) days of the Closing Date, Borrowers shall enter into a lockbox and cash management arrangement satisfactory to Lender and shall notify their Account Debtors to remit all payments with respect to Accounts directly to a lockbox in accordance with such arrangement.

     6.3  ADMINISTRATION OF INVENTORY.

          6.3.1 RECORDS AND REPORTS OF INVENTORY. Borrowers shall keep accurate and complete records of their inventory. Borrowers shall furnish Lender Inventory reports in form and detail satisfactory to Lender, as requested by Lender but no less frequently than monthly, not later than the 20{th} day of each month as of the last day of the then prior month. Borrowers shall conduct a physical inventory no less frequently than once annually at each of the locations set forth on Exhibit 6.3.1 to this Agreement and shall provide to Lender a report (in the form of Borrowers' form PHY-28, the form of which has been furnished to Lender) based on each such physical inventory promptly thereafter, together with such supporting information as Lender shall request. With respect to all other locations, Borrowers shall conduct its customary periodic cycle counts and shall submit to Lender a report detailing variances in excess of 10% at each particular location, together with such supporting information as Lender shall request.

          6.3.2 RETURNS OF INVENTORY. If at any time or times hereafter any Account Debtor returns any Inventory to Borrowers the shipment of which generated an Account on which such Account Debtor is obligated in excess of $100,000, Borrowers shall immediately notify Lender of the same, specifying the reason for such return and the location, condition and intended disposition of the returned Inventory.

     6.4  ADMINISTRATION OF EQUIPMENT.

          6.4.1 RECORDS AND SCHEDULES OF EQUIPMENT. Borrowers shall keep accurate records itemizing and describing the kind, type, quality, quantity and value of its Equipment and all dispositions made in accordance with subsection 6.4.2 hereof, and shall furnish Lender with a current schedule containing the foregoing information on an annual basis and, if an Event of Default is outstanding, more often if requested by Lender. Immediately on request therefor by Lender, Borrowers shall deliver to Lender appropriate evidence of ownership, if any, of any of the Equipment.

          6.4.2 DISPOSITIONS OF EQUIPMENT. Borrowers will not sell, lease or otherwise dispose of or transfer any of the Equipment or any part thereof without the prior written consent of Lender; PROVIDED, HOWEVER, that the foregoing restriction shall not apply, for so long as no Default or Event of Default exists, to (i) dispositions of Equipment which, in the aggregate during any consecutive twelve-month period, has a fair market value or book value, whichever is less, of $100,000 or less, provided that all proceeds thereof are remitted to Lender for application to the Loans, or (ii) dispositions of Equipment that is substantially worn, damaged or obsolete, provided that Borrowers shall, if such Equipment has a market value or book value, whichever is less, in excess of $25,000, have given Lender at least 5 days prior written notice of such disposition. The proceeds of any such sale of Equipment shall be applied to the Loans in the manner set forth in Section 3.3.1 of this Agreement.

     6.5  PAYMENT OF CHARGES.  All amounts chargeable to
Borrowers under Section 6 hereof shall be Obligations secured by all of the Collateral, shall be payable on demand and shall bear interest from the date such advance was made until paid in full at the Floating Rate.

SECTION 7.  REPRESENTATIONS  AND  WARRANTIES

     7.1  GENERAL REPRESENTATIONS AND WARRANTIES.  To induce
Lender to enter into this Agreement and to make advances hereunder, each Borrower warrants, represents and covenants to Lender that:

          7.1.1 ORGANIZATION AND QUALIFICATION. Each Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Each Borrower is duly qualified and is authorized to do business and is in good standing as a foreign corporation in each state or jurisdiction listed on
EXHIBIT 7.1.1 hereto and in all other states and jurisdictions in which the failure of such Borrower to be so qualified would be reasonably likely to have a Material Adverse Effect.

          7.1.2 CORPORATE POWER AND AUTHORITY. Each Borrower is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and each of the other Loan Documents to which it is a party. The execution, delivery and performance of this Agreement and each of the other Loan Documents have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the shareholders of either Borrower; (ii) contravene either
Borrower's charter, articles or certificate of incorporation or by-laws; (iii) violate, or cause either Borrower to be in default under, any provision of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award in effect having applicability to Borrowers; (iv) result in a breach of or constitute a default in any respect under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which either Borrower is a party or by which it or its Properties may be bound or affected, the breach of which would be reasonably likely to result in a Material Adverse Effect; or (v) result in, or require, the creation or imposition of any Lien (other than Permitted Liens) upon or with respect to any of the Properties now owned or hereafter acquired by either Borrower.

          7.1.3 LEGALLY ENFORCEABLE AGREEMENT. This Agreement is, and each of the other Loan Documents when delivered under this Agreement will be, a legal, valid and binding obligation of each Borrower, enforceable against it in accordance with its respective terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other laws relative to or affecting the enforcement of creditors' rights generally in effect from time to time and by general principles of equity.

          7.1.4 CAPITAL STRUCTURE.  EXHIBIT 7.1.4 hereto states
(i) the correct name of each of the Subsidiaries of Borrowers, its jurisdiction of incorporation and the percentage of its Voting Stock owned by Borrowers, (ii) the name of each Borrower's corporate or joint venture Affiliates and the nature of the affiliation, (iii) the number, nature and holder of all outstanding Securities of Borrowers and (iv) the number of authorized, issued and treasury shares of Borrowers. Borrowers have good title to all of the shares it purports to own of the stock of each of their Subsidiaries, free and clear in each case of any Lien other than Permitted Liens. All such shares have been duly issued and are fully paid and non-assessable. Except as set forth in EXHIBIT 7.1.4, there are no outstanding options to purchase, or any rights or warrants to subscribe for, or any commitments or agreements to issue or sell, or any Securities or obligations convertible into, or any powers of attorney relating to, shares of the capital stock of either Borrower. Except as set forth in
EXHIBIT 7.1.4, there are no outstanding agreements or instruments binding upon any of Borrower's shareholders relating to the ownership of its shares of capital stock.

          7.1.5 CORPORATE NAMES. Neither Borrower has been known as or used any corporate, fictitious or trade names since January 1, 1992 except those listed on EXHIBIT 7.1.5 hereto. Except as otherwise set forth on
EXHIBIT 7.1.5 since January 1, 1992, neither Borrower has been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any Person.

          7.1.6 BUSINESS LOCATIONS; AGENT FOR PROCESS.  Each
Borrower's chief executive office and other places of business are as listed on EXHIBIT 6.1.1 hereto. During the preceding one-year period, neither Borrower has had an office, place of business or agent for service of process other than as listed on EXHIBIT 6.1.1. Except as shown on EXHIBIT 6.1.1, no inventory is stored with a bailee, warehouseman or similar party, nor is any Inventory consigned to any Person.

          7.1.7 TITLE TO PROPERTIES; PRIORITY OF LIENS.  Each
Borrower has good, indefeasible and marketable title to and fee simple ownership of, or valid and subsisting leasehold interests in, all of its real Property, and good title to all of the Collateral and all of its other Property, including good leasehold title with respect to Property leased from others, in each case, free and clear of all Liens except Permitted Liens. Each Borrower has paid or discharged all lawful claims which, if unpaid, might become a Lien against any of either Borrower's Properties that is not a Permitted Lien. The Liens granted to Lender under Section 5 hereof, if properly perfected, are first priority Liens, subject only to Permitted Liens.

          7.1.8 ACCOUNTS. Lender may rely, in determining which Accounts are Eligible Accounts, on all statements and representations made by Borrowers with respect to any Account or Accounts. Unless otherwise indicated in writing to Lender, with respect to each Account that Borrowers have requested Lender to treat as an Eligible Account:

               (i) It is genuine and in all respects what it purports to be, and it is not evidenced by a judgment;

               (ii) It arises out of a completed, BONA FIDE sale and delivery of goods or rendition of services by a Borrower in the ordinary course of its business and in accordance in all material respects with the terms and conditions of all purchase orders, contracts or other documents relating thereto and forming a part of the contract between the applicable Borrower and the Account Debtor;
               (iii) It is for a liquidated amount maturing as stated in the duplicate invoice covering such sale or rendition of services, a copy of which has been furnished or is available to Lender;

               (iv) Such Account, and Lender's security interest therein, is not, and will not (by voluntary act or omission of Borrowers) be with the passage of time, subject to any offset, Lien, deduction, defense, dispute, counterclaim or any other adverse condition except for disputes resulting in returned goods where the amount in controversy is deemed by Lender to be immaterial, and each such Account is absolutely owing to Borrowers and is not contingent in any respect or for any reason;

               (v) Neither Borrower has made any agreement with any Account Debtor thereunder for any extension, compromise, settlement or modification of any such Account or any deduction therefrom, except discounts or allowances which are granted by Borrowers in the ordinary course of its business for prompt payment and which are reflected in the calculation of the net amount of each respective invoice related thereto and are reflected in the Schedules of Accounts submitted to Lender pursuant to subsection 6.2.1 hereof;

               (vi) There are no facts, events or occurrences which in any way impair the validity or enforceability of any Accounts or tend to reduce the amount payable thereunder from the face amount of the invoice and statements delivered to Lender with respect thereto;

               (vii) To the best of each Borrower's knowledge, the Account Debtor thereunder (1) had the capacity to contract at the time any contract or other document giving rise to the Account was executed and (2) such Account Debtor is Solvent; and

               (viii) To the best of each Borrower's knowledge, there are no proceedings or actions which are threatened or pending against any Account Debtor thereunder which could reasonably be expected to result in any material adverse change in such Account Debtor's financial condition or the collectibility of such Account.

          7.1.9 EQUIPMENT. The Equipment is in good operating condition and repair, and all necessary replacements of and repairs thereto shall be made so that the value and operating efficiency of the Equipment shall be maintained and preserved, reasonable wear and tear excepted, provided, that the foregoing will not obligate Borrowers to repair any Equipment which in Borrowers' reasonable business judgment is obsolete or no longer used or useful by the Borrowers in the ordinary course of their business. Borrowers will not permit any of the Equipment to become affixed to any real Property leased to Borrowers so that an interest arises therein under the real estate laws of the applicable jurisdiction unless the landlord of such real Property has executed a landlord waiver or leasehold mortgage in favor of and in form acceptable to Lender, and Borrowers will not permit any of the Equipment to become an accession to any personal
Property other than Equipment that is subject to first priority (except for Permitted Liens) Liens in favor of Lender. All of Borrowers' Equipment for which a certificate of title has been issued is as set forth on EXHIBIT
7.1.9 to the Agreement.

          7.1.10    FINANCIAL STATEMENTS; FISCAL YEAR.  The
Consolidated balance sheets of Borrowers and such other Persons described therein as of September 30, 1997, and the related statements of income, changes in stockholder's equity, and changes in financial position for the periods ended on such dates, have been prepared in accordance with GAAP, and present fairly in all material respects the financial positions of Borrowers and such Persons at such dates and the results of Borrowers' operations for such periods, subject to audit and normal year-end adjustments and appropriate footnotes. Since September 30, 1997, there has been no material adverse change in the condition, financial or otherwise, of either Borrower as shown on the Consolidated balance sheet as of such date and no change in the aggregate value of Equipment and real Property owned by Borrowers, except changes in the ordinary course of business, none of which individually or in the aggregate has been materially adverse. The fiscal year of each Borrower ends on September 30 of each year.

          7.1.11 FULL DISCLOSURE. The financial statements referred to in subsection 7.1.10 hereof do not, nor does this Agreement or any other written statement of either Borrower to Lender, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact known to either Borrower which Borrowers have failed to disclose to Lender in writing which materially affects adversely or, so far as Borrowers can now reasonably foresee, will materially affect adversely the Properties, business, prospects, profits or condition
(financial or otherwise) of the Borrowers or the ability of the Borrowers to perform this Agreement or the other Loan Documents.

          7.1.12 SOLVENT FINANCIAL CONDITION. Each Borrower is now and, after giving effect to the Loans to be made and the Letters of Credit and LC Guaranties to be issued hereunder, at all times will be, Solvent.

          7.1.13    SURETY OBLIGATIONS.  Except as disclosed in
Exhibit 7.1.13 hereto, neither Borrower is obligated as surety or indemnitor under any surety or similar bond or other contract or has issued or entered into any agreement to assure payment, performance or completion of performance of any undertaking or obligation of any Person.

          7.1.14    TAXES.  The federal tax identification
numbers of Borrowers are shown on EXHIBIT 7.1.14 hereto. Each Borrower has filed all federal, state and local tax returns and other reports it is required by law to file and has paid, or made provision for the payment of, all taxes, assessments, fees, levies and other governmental charges upon it, its income and Properties as and when such taxes, assessments, fees, levies and charges that are due and payable, unless and to the extent any thereof are being actively contested in good faith and by appropriate proceedings and the applicable Borrower maintains reasonable reserves on its books therefor. The provision for taxes on the books of Borrowers are adequate for all years not closed by applicable statutes, and for its current fiscal year.

          7.1.15    BROKERS.  There are no claims against either
Borrower for brokerage commissions, finder's fees or investment banking fees in connection with the transactions contemplated by this Agreement.

          7.1.16    PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES.
Each Borrower owns or possesses all the patents, trademarks, service marks, trade names, copyrights and licenses necessary for the present and planned future conduct of its business without any known conflict with the rights of others. All such patents, trademarks, service marks, tradenames, copyrights, licenses and other similar rights are listed on
EXHIBIT 7.1.16 hereto. EXHIBIT 7.1.16 also identifies all such intellectual property rights which are currently licensed to either Borrower and the name of the licensor thereof.

          7.1.17 GOVERNMENTAL CONSENTS. Each Borrower has, and is in good standing with respect to, all governmental consents, approvals, licenses, authorizations, permits, certificates, inspections and franchises necessary to continue to conduct its business as heretofore or proposed to be conducted by it and to own or lease and operate its Properties as now owned or leased by it, except where the failure to have or be in good standing would not be reasonably likely to have a Material
Adverse Effect.

          7.1.18 COMPLIANCE WITH LAWS. Each Borrower and their respective Properties, business operations and leaseholds are in compliance with the provisions of all federal, state and local laws, rules and regulations applicable to it, its Properties or the conduct of its business except where the failure to be in compliance would not be reasonably likely to have a Material Adverse Effect, and there have been no citations, notices or orders of noncompliance issued to either Borrower under any such law, rule or regulation which have not been remedied, the failure to remedy of which would be reasonably likely to have a Material Adverse Effect. Each Borrower has established and maintains an adequate monitoring system to insure that it remains in compliance with all federal, state and local laws, rules and regulations applicable to it. No Inventory has been produced by an either Borrower in violation of the Fair Labor Standards Act (29 U.S.C. <section> 201 ET SEQ.), as amended, except for any violation which would not be reasonably likely to have a Material Adverse Effect.

          7.1.19    RESTRICTIONS.  Except as set forth on
Exhibit 7.1.19 hereto, neither Borrower is a party or subject to any contract, agreement, or charter or other corporate restriction, which materially and adversely affects its business or the use or ownership of any of its Properties. Neither Borrower is a party or subject to any material contract or agreement which restricts its right or ability to incur
Indebtedness, other than as set forth on EXHIBIT 7.1.19 hereto, none of which prohibit the execution of or compliance with this Agreement or the other Loan Documents by either Borrower.

          7.1.20    LITIGATION.   Except as set forth on EXHIBIT
7.1.20 hereto, there are, as of the Closing Date, no actions, suits, proceedings or, to either Borrower's knowledge, governmental investigations pending, or to the knowledge of either Borrower, threatened, against either Borrower, or the business, operations, Properties, prospects, profits or condition of either Borrower. As of the Closing Date, none of the matters disclosed on Exhibit 7.1.20, if determined adversely to either Borrower, would be reasonably likely to have a Material Adverse Effect. Neither
Borrower is in default with respect to any order, writ, injunction, judgment, decree or rule of any court, governmental authority or arbitration board or tribunal which would be reasonably likely to have a Material Adverse
Effect.

          7.1.21 NO DEFAULTS. No event has occurred and no condition exists which would, upon or after the execution and delivery of this Agreement or Borrowers' performance hereunder, constitute a Default or an Event of Default. Neither Borrower is in default, and no event has occurred and no condition exists which constitutes, or which with the passage of time or the giving of notice or both would constitute, a default in the payment of any Indebtedness to any Person for Money
Borrowed which would, individually or collectively, be reasonably likely to have a Material Adverse Effect.

          7.1.22    LEASES.  EXHIBIT 7.1.22(A) hereto is a
complete listing of all capitalized leases of Borrowers and EXHIBIT 7.1.22(B) hereto is a complete listing of all operating leases of Borrowers as of the Closing Date. To the best of Borrowers' knowledge, each Borrower is in full compliance in all material respects with all of the terms of each of its respective capitalized and operating leases listed in said
Exhibits, the failure to comply with which would be reasonably likely to have a Material Adverse Effect. All leases of Property from officers or directors of either Borrower (or their family members) provide for Rentals which are not in excess of applicable market rates.

          7.1.23    PENSION PLANS.  Except as disclosed on
EXHIBIT 7.1.23 hereto, neither Borrower has any Plan. Each Borrower is in compliance in all respects with the requirements of ERISA and the regulations promulgated thereunder with respect to each Plan, the failure to comply with which could result in a Material Adverse Effect. To
Borrowers' knowledge, no fact or situation that could reasonably be expected to result in a material adverse change in the financial condition of Borrowers exists in connection with any Plan. Neither Borrower has any withdrawal liability in connection with a Multiemployer Plan.

          7.1.24 TRADE RELATIONS. There exists no actual or, to Borrowers' knowledge, threatened termination, cancellation or limitation of, or any modification or adverse change in, the business relationship between either Borrower and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of the Borrowers, or with any material supplier, and there exists no present condition or state of facts or circumstances which would materially adversely affect Borrowers or prevent either Borrower from conducting such business after the consummation of the transaction contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted.

          7.1.25    LABOR RELATIONS.  Except as described on
EXHIBIT 7.1.25 hereto, neither Borrower is a party to any collective bargaining agreement. There are no material grievances, disputes or controversies with any union or any other organization of either Borrower's employees, or, to Borrower's knowledge, threats of strikes, work stoppages or any asserted pending demands for collective bargaining by any union or organization.

     7.2  CONTINUOUS NATURE OF REPRESENTATIONS AND WARRANTIES.
Each representation and warranty contained in this Agreement and the other Loan Documents shall be continuous in nature and shall remain accurate, complete and not misleading in all material respects at all times during the term of this Agreement, except for changes in the nature of either Borrower's business or operations that would render the information herein or in any exhibit attached hereto either inaccurate, incomplete or misleading, so long as Lender has consented to such changes or such changes are expressly permitted by this Agreement.

     7.3 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties of Borrowers contained in this Agreement or any of the other Loan Documents shall survive the execution, delivery and acceptance thereof by Lender and the parties thereto and the closing of the transactions described therein or related thereto.

SECTION 8.  COVENANTS  AND  CONTINUING  AGREEMENTS

     8.1 AFFIRMATIVE COVENANTS. During the term of this Agreement, and thereafter for so long as there are any Obligations to Lender, each Borrower covenants that, unless otherwise consented to by Lender in writing, it shall:

          8.1.1 VISITS AND INSPECTIONS. Permit representatives of Lender, from time to time, as often as may be reasonably requested, but only during normal business hours and, unless an Event of Default shall be outstanding, upon reasonable advance notice, to visit and inspect the Properties of each Borrower, inspect, audit and make extracts from its books and records, and discuss with its officers, its employees and its independent accountants, each Borrower's business, assets, liabilities, financial condition, business prospects and results of operations.

          8.1.2 NOTICES. Promptly notify Lender in writing of the occurrence of any event or the existence of any fact which renders any representation or warranty in this Agreement or any of the other Loan Documents inaccurate, incomplete or misleading in any material respect.

          8.1.3 FINANCIAL STATEMENTS. Keep adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP reflecting all its financial transactions; and cause to be prepared and furnished to Lender the following (all to be prepared in accordance with GAAP applied on a consistent basis):

               (i) not later than 120 days after the close of each fiscal year of Borrowers, audited financial statements of the Borrowers as of the end of such year, prepared on a Consolidated basis, certified by a firm of independent certified public accountants of recognized standing selected by Borrowers but acceptable to Lender and accompanied by an unqualified opinion from such accountants
(except for a qualification for a change in accounting principles with which the accountant concurs);

               (ii) upon completion, but not later than 30 days after the end of each month hereafter (and 45 days in the case of the last month of Borrowers' fiscal year) unaudited interim financial statements of the Borrowers as of the end of such month and of the portion of the Borrowers' fiscal year then elapsed, on a Consolidated basis, including a balance sheet and a profit and loss statement, certified by the principal financial officer of Borrowers as having been prepared in accordance with GAAP and fairly presenting the Consolidated financial position and results of operations of the Borrowers for such month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;

               (iii) upon completion, but not later than 30 days after (a) the end of each fiscal quarter of Borrowers during the fiscal year ending September 30, 1998 and (b) each month at all times thereafter, unaudited statements of cash flows, certified by the principal financial officer of Borrowers as having been prepared in accordance with GAAP and fairly presenting the Consolidated financial position and results of operations of the Borrowers for such month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;

               (iv) not later than 30 days prior to the close of each fiscal year of Borrowers, financial Projections for Borrowers for Borrowers' upcoming fiscal year (commencing with Projections for Borrowers' fiscal year ending September 30, 1999), prepared on a month by month basis, in form acceptable to Lender;

               (v) promptly after the sending or filing thereof, as the case may be, copies of any proxy statements, financial statements or reports filed with any public agency which either Borrower has made available to its shareholders and copies of any regular, periodic and special reports or registration statements which either Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or any national securities exchange;

               (vi) promptly after the filing thereof and the request of Lender, copies of any annual report to be filed with ERISA in connection with each Plan and promptly after the filing thereof, copies of all documents filed to obtain tax refunds; and

               (vii) such other data and information (financial and otherwise) as Lender, from time to time, may reasonably request, bearing upon or related to the Collateral or either
Borrower's financial condition or results of operations.

          Concurrently with the delivery of the financial statements described in clause (i) of this subsection 8.1.3, Borrowers shall forward to Lender a copy of the accountants' letter to either Borrower's management that is prepared in connection with such financial statements and also shall cause to be prepared and shall furnish to Lender a certificate of the aforesaid certified public accountants certifying to Lender that, based upon their examination of the financial statements of the Borrowers performed in connection with their examination of said financial statements, they are not aware of any Event of Default resulting from a breach of the covenants set forth in Sections 8.2.8 or 8.3 of this Agreement, or, if they are aware of such Event of Default, specifying the nature thereof. Concurrently with the delivery of the financial statements described in clauses (i) and (ii) of this subsection 8.1.3, or more frequently if requested by Lender, Borrowers shall cause to be prepared and furnished to Lender a Compliance Certificate in the form of
EXHIBIT 8.1.3 hereto executed by the Chief Financial Officer of Borrowers, together with a work sheet reflecting all calculations made in completing the Compliance Certificate.

          8.1.4 LANDLORD AND STORAGE AGREEMENTS. Provide Lender with copies of all agreements between either Borrower and each landlord for each warehouse at which any Inventory may, from time to time, be kept and for such other locations as Lender may request from time to time.

          8.1.5 RETENTION OF CONSULTANT. Borrowers shall retain their existing consultant, Claymore Partners, (or another consultant selected by Borrowers and acceptable to Lender) as consultants with respect to Borrowers' business operations and finances and shall continue to retain such consultants until integration of a centralized accounts receivable software system is completed and is acceptable to Lender.

     8.2 NEGATIVE COVENANTS. During the term of this Agreement, and thereafter for so long as there are any Obligations to Lender, each Borrower covenants that, unless Lender has first consented thereto in writing, it will not:

          8.2.1 MERGERS; CONSOLIDATIONS; ACQUISITIONS. Merge or consolidate with any Person, nor acquire all or any substantial part of the Properties of any Person, except for a merger or consolidation of one Borrower into the other Borrower, provided that prior to any such merger or consolidation, Borrowers take all steps required by Lender to insure that Lender shall continue to have a first priority perfected security interest in all of Borrowers' Property, including without limitation, the recording of all required UCC-1 financing statements, and except for the following types of acquisitions:

                    (i)  acquisitions of Inventory in the
ordinary course of Borrowers' business in transactions that do not involve the purchase of businesses that will be ongoing;

                    (ii) the acquisition of capital assets,
rather than an ownership interest in a separate entity, so long as the acquisition of such assets is treated as a Capital Expenditure for purposes of
Section 8.2.8 of this Agreement and provided no Default or Event of Default has occurred or would otherwise be caused by, or would exist after giving effect to, such acquisition;

                    (iii) the acquisition of either capital
assets or ownership interests in separate entities to the extent the purchase price for such assets or entities is paid through the issuance of Hahn equity securities up to an aggregate maximum value of $1,500,000 for all such transactions in any fiscal year, provided, however, (a) no Default or Event of Default has occurred or would otherwise be caused by, or would exist after giving effect to, such acquisition, (b) Borrowers shall not assume any contingent liabilities which would cause, or be reasonably likely to cause, a Material Adverse Effect, (c) the business of the acquired Person shall be substantially similar to the lines of business of Borrowers and (d) if the transaction involves the acquisition of a separate entity, that Person, immediately after such acquisition, joins in and becomes a party to this Agreement and grants to Lender a security interest in all of its Property and shall execute and deliver or cause to be executed and delivered to Lender all agreements, documents and instruments required by Lender for such purposes, including without limitation, joinder agreements, UCC-1 financing statements and landlords' waivers, all on terms and conditions satisfactory to Lender; and

                    (iv) the acquisition of all of the assets of or ownership interests in separate entities where the consideration is not paid by issuance of Hahn equity securities, provided each of the following conditions are satisfied: (a) no Default or Event of Default has occurred or would otherwise be caused by, or would exist after giving effect to, such acquisition; (b) Borrowers shall not assume any contingent liabilities which would cause, or be reasonably likely to cause, a Material Adverse Effect; (c) the business of the acquired Person shall be substantially similar to the lines of business of Borrowers; (d) any Person acquired by Borrowers shall, immediately after such acquisition, join in and become a party to this Agreement and grant to Lender a first priority perfected security interest in all of its Property and shall execute and or cause to be executed and delivered to Lender all agreements, documents and instruments required by Lender for such purposes, including without limitation, joinder agreements, UCC-1 financing statements and landlords' waivers, all on terms and conditions satisfactory to Lender; (e) Lender shall have received a satisfactory certificate prepared and signed by the chief financial officer of Borrowers showing the cost attributed by Borrowers to the capital assets acquired and pro forma covenant compliance with the financial covenants set forth in Sections 8.2.8
(provided that up to $500,000 of the amount attributed to the acquisition of capital assets in such acquisitions in any single fiscal year shall not be considered Capital Expenditures for the purposes of determining compliance with Section 8.2.8) and 8.3 herein immediately following the applicable acquisition and projected compliance with such covenants for no fewer than the next four (4) succeeding fiscal quarters of Borrowers, setting forth in reasonable detail the calculations used in presenting such costs and projections and with such supporting information as may be reasonably requested by Lender; (f) after taking into account the effect of such acquisition, Borrowers shall have Aggregate
Adjusted Availability of at least $1,000,000 and (g) Lender shall have received a satisfactory officer's certificate from a Specified Officer of the Borrowers to the effect that the conditions set forth in clauses
(a) - (f) have been satisfied as of the date of the acquisition.

          8.2.2 LOANS. Make any loans or other advances of money to any Person, other than (i) loans from one Borrower to another
Borrower in the ordinary course of business and (ii) loans to employees in the ordinary course of business not to exceed $500,000 at any time outstanding in the aggregate.

          8.2.3 TOTAL INDEBTEDNESS FOR MONEY BORROWED. Create, incur,assume, or suffer to exist any Indebtedness, except:

               (i) Obligations owing to Lender;

               (ii) Indebtedness of a Borrower to the other
Borrower;

               (iii) Subordinated Debt;

               (iv) Permitted Purchase Money Indebtedness;

               (v) accounts payable to trade creditors and current operating expenses (other than for Money Borrowed) which are not more than 30 days from the due date (which may be an extended dating date), and which are incurred in the ordinary course of business and paid within such time period, unless the same are being actively contested in good faith and by appropriate and lawful proceedings; and Borrowers shall have set aside such reserves, if any, with respect thereto as are required by GAAP and deemed adequate by Borrowers and their independent accountants;

               (vi) Obligations to pay Rentals permitted by subsection 8.2.13 and Capitalized Lease Obligations permitted under
Section 8.2.8;

               (vii) contingent liabilities arising out of endorsements of checks and other negotiable instruments for deposit or collection in the ordinary course of business; and

               (viii) Indebtedness of a Borrower as disclosed in Borrowers' financial statements as of September 30, 1997, which have been delivered to Lender.

          8.2.4 AFFILIATE TRANSACTIONS. Enter into, or be a party to any transaction with any Affiliate of either Borrower, except in the ordinary course of and pursuant to the reasonable requirements of Borrowers' business and upon fair and reasonable terms which are fully disclosed to Lender and are no less favorable to Borrowers than Borrowers would obtain in a comparable arm's length transactions with a Person not an Affiliate of Borrowers.

          8.2.5 LIMITATION ON LIENS. Create or suffer to exist any Lien upon any of its Property, income or profits, whether now owned or hereafter acquired, except:

               (i) Liens at any time granted in favor of Lender;

               (ii) Liens for taxes (excluding any Lien imposed pursuant to any of the provisions of ERISA) not yet due, or being contested in the manner described in subsection 7.1.14 hereto, but only if in Lender's judgment such Lien does not materially adversely affect
Lender's rights or the priority of Lender's Lien in the Collateral;

               (iii) Liens arising in the ordinary course of Borrowers' business by operation of law or regulation, but only if payment in respect of any such Lien is not at the time required and any such Lien, or such Liens in the aggregate, do not, in Lender's judgment, materially detract from the value of the Property of either Borrower or materially impair the use thereof in the operation of either Borrower's business;

               (iv) Purchase Money Liens securing Permitted
Purchase Money Indebtedness;

               (v) such other Liens as appear on EXHIBIT 8.2.5 hereto; and

               (vi) such other Liens as Lender may hereafter approve in writing.

          8.2.6 SUBORDINATED DEBT. Make any payment of any part or all of any Subordinated Debt or otherwise repurchase, redeem or retire any instrument evidencing any such Subordinated Debt except as expressly permitted by the applicable subordination agreement, or enter into any agreement (oral or written) which could in any way be construed to amend, modify, alter or terminate any one or more instruments or agreements evidencing or relating to any Subordinated Debt except as expressly permitted by the applicable subordination agreement.

          8.2.7 DISTRIBUTIONS. Declare or make any Distributions; provided, however, that so long as no Event of Default or Default has occurred and is continuing or would result after taking into account the effect of any such Distribution, Hahn may make Distributions related to any fiscal year not exceeding twenty-five percent (25%) of Borrowers' Adjusted Net Earnings in that fiscal year. To the extent that allowed Distributions relative to any fiscal year are not made in such year, the unpaid amount shall not increase the allowable amount for any other fiscal year.

          8.2.8 CAPITAL EXPENDITURES.  Make Capital Expenditures
(including, without limitation, by way of capitalized leases) which, in the aggregate, as to Borrowers, exceed $1,200,000 during any fiscal year.

          8.2.9 DISPOSITION OF ASSETS. Sell, lease or otherwise dispose of any of its Properties, including any disposition of Property as part of a sale and leaseback transaction, to or in favor of any Person, except (i) sales of Inventory in the ordinary course of business for so long as no Event of Default exists hereunder and (ii) dispositions expressly authorized by this Agreement.

          8.2.10    STOCK OF SUBSIDIARIES.  Permit any of its
Subsidiaries to issue any additional shares of its capital stock except director's qualifying shares.

          8.2.11 BILL-AND-HOLD SALES, ETC. Make a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval or consignment basis, or any sale on a repurchase or return basis except for sales on a repurchase or return basis entered into by Borrowers in the ordinary course of their business and which require potential expenditures by Borrowers of less than $500,000 in the aggregate during any fiscal year in connection with Borrowers' performance thereunder.

          8.2.12 INVESTMENT. Make or have any Investment, except as otherwise permitted under Section 8.2.1.

          8.2.13 LEASES. Become a lessee under any operating lease (other than a lease under which a Borrower is lessor) of Property if the aggregate Rentals payable during any current or future period of 12 consecutive months under the lease in question and all other leases under which Borrowers is then lessee would exceed 5% of aggregate gross sales of the Borrowers. The term "Rentals" means, as of the date of determination, all payments which the lessee is required to make by the terms of any lease.

          8.2.14 TAX CONSOLIDATION. File or consent to the filing of any consolidated income tax return with any Person other than a Borrower.

     8.3  SPECIFIC FINANCIAL COVENANTS.  During the term of this
Agreement, and thereafter for so long as there are any Obligations to Lender, Borrowers covenant that, unless otherwise consented to by Lender in writing, they shall maintain the following financial covenants, determined on a consolidated basis for the Borrowers:

          (i)  TANGIBLE NET WORTH.  For the period from the
Closing Date through September 30, 1998, Borrowers shall have and maintain a Tangible Net Worth of not less than the greater of (a) $13,000,000 or (b)
75% of the Borrowers' actual Tangible Net Worth as of September 30, 1997.
The minimum Tangible Net Worth requirement during each fiscal year commencing with the fiscal year beginning October 1, 1998 shall be the greater of (a) the minimum Tangible Net Worth requirement for the immediately preceding fiscal year or (b) 75% of the Borrowers' actual Tangible Net Worth as of the last day of the immediately preceding fiscal year;

          (ii) FIXED CHARGE COVERAGE RATIO. Borrowers shall have a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 as of the end of each of their fiscal quarters (measured quarterly (a) on a cumulative basis for the three (3) month period ending December 31, 1997, for the six (6) month period ending March 31, 1998, for the nine (9) month period ending June 30, 1998 and for the twelve (12) month period ending September 30, 1998 and (b) on a rolling four (4) quarter basis thereafter). For the fiscal quarter ended December 31, 1997, $500,000 shall be added to the Fixed
Charge Coverage Ratio numerator and for the fiscal quarter ended March
31, 1998, $850,000 shall be added to the Fixed Charge Coverage Ratio numerator and for the fiscal quarter ended June 30, 1998, $400,000 shall be added to the Fixed Charge Coverage Ratio numerator; such amounts shall not be cumulative.

SECTION 9.  CONDITIONS PRECEDENT

          Notwithstanding any other provision of this Agreement or any of the other Loan Documents, and without affecting in any manner the rights of Lender under the other sections of this Agreement, Lender shall not be required to make any Loan under this Agreement unless and until each of the following conditions has been and continues to be satisfied:

     9.1 DOCUMENTATION. Lender shall have received, in form and substance reasonably satisfactory to Lender and its counsel, a duly executed copy of this Agreement and the other Loan Documents, together with such additional documents, instruments and certificates as Lender and its counsel shall require in connection therewith from time to time, all in form and substance reasonably satisfactory to Lender and its counsel, including without limitation, the following:

          (A) Certified copies of Borrowers casualty insurance policies, together with loss payable endorsements on Lender's standard form of Lender Loss Payee and Mortgagee Endorsement naming Lender as lender loss payee or mortgagee, as applicable, and certified copies of Borrowers' liability insurance policies, together with endorsements naming Lender as additional insured;

          (B) Certified copies of (i) resolutions of each Borrower's board of directors authorizing the execution and delivery of this Agreement and the Loan Documents and the performance of all transactions contemplated hereby and thereby, (ii) each Borrower's by-laws, and (iii) an incumbency certificate of each Borrower;

          (C) A copy of the Articles or Certificate of Incorporation of each Borrower, and all amendments thereto, certified by the Secretary of State or other appropriate official of its jurisdiction of incorporation;

          (D) Good standing certificates for each Borrower, issued by the Secretary of State or other appropriate official of each Borrower's jurisdiction of incorporation and each jurisdiction where the conduct of such Borrower's business activities or the ownership of its Properties necessitates qualification;

          (E) A closing certificate signed by the President of each Borrower dated as of the date hereof, stating that (i) the representations and warranties set forth in Section 7 hereof are true and correct on and as of such date, (ii) each Borrower is on such date in compliance with all the terms and provisions set forth in this Agreement and (iii) on such date no Default or Event of Default has occurred or is continuing;

          (F) The Security Documents duly executed, accepted and acknowledged by or on behalf of each of the signatories thereto;

          (G) The Other Agreements duly executed and delivered by each Borrower;

          (H) The favorable, written opinion of Borrowers' counsel as to the transactions contemplated by this Agreement and any of the other Loan Documents;

          (I) Mortgages, title insurance reports and insurance issued thereunder, surveys and flood plain certificates of the Real Property;

          (J) Written instruction from Borrowers directing the application of proceeds of the initial Loans made pursuant to this Agreement, and an initial Borrowing Base Certificate from Borrowers;

          (K)  Duly executed agreement establishing the Dominion
Account with a financial institution acceptable to Lender for the collection or servicing of the Accounts;

          (L)  Payment of all fees and expenses owing hereunder;

          (M) Duly executed intercreditor and subordination agreements or provisions with respect to the Subordinated Debt together with the original notes related to such indebtedness;

          (N) All documents, instruments and agreements related to the AutoWorks, Inc. bankruptcy case selected by Lender, which must be consistent with Borrowers' representations to Lender about such matters; and

          (O) Such other documents, instruments and agreements as Lender shall reasonably request in connection with the foregoing matters;

     9.2 NO DEFAULT. No Default or Event of Default shall exist.

     9.3 OTHER LOAN DOCUMENTS. Each of the conditions precedent set forth in the other Loan Documents shall have been satisfied.

     9.4 AVAILABILITY. Lender shall have determined that immediately after Lender has made the initial Loans and issued the initial Letters of Credit and LC Guaranties contemplated hereby, and paid all closing costs incurred in connection with the transactions contemplated hereby, Aggregate Adjusted Availability on the Closing Date shall not be less than $3,000,000.

     9.5 NO LITIGATION. No action, proceeding, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated hereby.

     9.6 PROCEEDS OF AUTOWORKS SALE. Consistent with Borrowers' prior representations to Lender, Borrowers' secured creditors shall have received cash proceeds from the sale of the assets of AutoWorks, Inc. of at least $10,981,000 and such proceeds shall have been applied to reduction of Borrowers' Indebtedness existing prior to the Closing Date.

SECTION 10.  EVENTS  OF  DEFAULT;  RIGHTS  AND  REMEDIES  ON
DEFAULT

     10.1 EVENTS OF DEFAULT. The occurrence of one or more of the following events shall constitute an "Event of Default":

          10.1.1 PAYMENT OF OBLIGATIONS. Borrowers shall fail to pay any of the Obligations on the due date thereof (whether due at stated maturity, on demand, upon acceleration or otherwise).

          10.1.2 MISREPRESENTATIONS. Any representation, warranty or other statement made or furnished to Lender by or on behalf of either Borrower in this Agreement, any of the other Loan Documents or any instrument, certificate or financial statement furnished in compliance with or in reference thereto proves to have been false or misleading in any material respect when made or furnished or when reaffirmed pursuant to Section 7.2 hereof.

          10.1.3 BREACH OF SPECIFIC COVENANTS. Borrowers shall fail or neglect to perform, keep or observe any covenant contained in Sections 5.2, 6.1.1, 6.1.2, 6.2, 8.1.1, 8.1.2, 8.1.3, 8.2 or 8.3 hereof on the date that Borrowers are required to perform, keep or observe such covenant.

          10.1.4 BREACH OF OTHER COVENANTS. Borrowers shall fail or neglect to perform, keep or observe any covenant contained in this Agreement (other than a covenant which is dealt with specifically elsewhere in Section 10.1 hereof) and the breach of such other covenant is not cured to Lender's reasonable satisfaction within 30 days after the sooner to occur of either receipt of notice by any officer of either
Borrower of such breach from Lender or the date on which such failure or neglect first becomes known or should have become known to any officer of either Borrower.

          10.1.5    DEFAULT UNDER SECURITY DOCUMENTS/OTHER
AGREEMENTS. Any event of default shall occur under, or any Obligor shall default in the performance or observance of any term, covenant, condition or agreement contained in, any of the Security Documents or the Other
Agreements and such default shall continue beyond any applicable grace period.

          10.1.6    OTHER DEFAULTS.  There shall occur any
default or event of default on the part of Borrowers, or either of them, under any agreement, document or instrument to which either Borrower is a party or by which either Borrower or any of their respective Property is bound, creating or relating to any Indebtedness (other than the Obligations) which singly or in the aggregate with any other such Indebtedness equals or exceeds $1,000,000 if the holder of such Indebtedness would be entitled to accelerate such Indebtedness as a consequence of such default or event of default.

          10.1.7 UNINSURED LOSSES. Any material loss, theft, damage or destruction of any of the Collateral not substantially covered by insurance in excess of $500,000 in the aggregate.

          10.1.8    INTENTIONALLY OMITTED.

          10.1.9 INSOLVENCY AND RELATED PROCEEDINGS. Any Obligor shall cease to be Solvent or shall suffer the appointment of a receiver, trustee, custodian or similar fiduciary, or shall make an assignment for the benefit of creditors, or any petition for an order for relief shall be filed by or against any Obligor under the Bankruptcy Code (if against an Obligor, the continuation of such proceeding for more than 30 days without being terminated or stayed), or any Obligor shall make any offer of settlement, extension or composition to their respective unsecured creditors generally.

          10.1.10 BUSINESS DISRUPTION; CONDEMNATION. There shall occur a cessation of a substantial part of the business of either
Borrower for a period which would have a Material Adverse Effect; either Borrower shall suffer the loss or revocation of any license or permit now held or hereafter acquired by such Borrower which is necessary to the continued or lawful operation of its business and which loss or revocation has a Material Adverse Effect; or either Borrower shall be enjoined, restrained or in any way prevented by court, governmental or administrative order from conducting all or any material part of its business affairs; or any material lease or agreement pursuant to which either Borrower leases, uses or occupies any Property shall be canceled or terminated prior to the expiration of its stated term and which loss or termination has a Material Adverse Effect; or any part of the Collateral shall be taken through condemnation or the value of such Property shall be impaired through condemnation.

          10.1.11 CHANGE OF OWNERSHIP OR MANAGEMENT. Michael
Futerman or Eli Futerman cease to directly or indirectly own and control a majority of the issued and outstanding voting capital stock of Hahn respectively owned by such Persons on the Closing Date or either Eli Futerman or Daniel Chessin ceases to be active in the management of Borrowers to the extent of his level of management as of the Closing Date.

          10.1.12 ERISA.  A Reportable Event shall occur which
Lender, in its sole discretion, shall determine in good faith constitutes grounds for the termination by the Pension Benefit Guaranty Corporation of any Plan or for the appointment by the appropriate United States district court of a trustee for any Plan, or if any Plan shall be terminated or any such trustee shall be requested or appointed, or if either Borrower is in "default" (as defined in Section 4219(c)(5) of ERISA) with respect to payments to a Multiemployer Plan resulting from such Borrower's complete or partial withdrawal from such Plan and such "default" has a Material Adverse Effect.

          10.1.13  CHALLENGE TO AGREEMENT.  Any Obligor or any
Subsidiary of any Obligor, or any Affiliate of either of them, shall challenge or contest in any action, suit or proceeding the validity or enforceability of this Agreement, or any of the other Loan Documents, the legality or enforceability of any of the Obligations or the perfection or priority of any Lien granted to Lender.

          10.1.14 REPUDIATION OF OR DEFAULT UNDER GUARANTY
AGREEMENT. Any Guarantor shall revoke or attempt to revoke the Guaranty Agreement signed by such Guarantor, or shall repudiate such Guarantor's liability thereunder or shall be in default under the terms thereof.

          10.1.15 CRIMINAL FORFEITURE. Any Obligor shall be criminally indicted or convicted or any proceeding or investigation shall be pending or threatened against such Obligor that could lead to a forfeiture of any material Property of such Obligor.

          10.1.16 JUDGMENTS. Either Borrower shall suffer final judgment or judgments for the payment of money (in excess of insurance coverage) in excess of $1,000,000 in the aggregate and which remain unpaid, unvacated, unbonded or unstayed by appeal for a period of 30 days of the date of entry.

     10.2 ACCELERATION OF THE OBLIGATIONS. Without in any way limiting the right of Lender to demand payment of any portion of the Obligations payable on demand in accordance with Section 3.2 hereof, upon or at any time during the existence of an Event of Default, all or any portion of the Obligations shall, at the option of Lender and without presentment, demand protest or further notice by Lender, become at once due and payable and Borrowers shall forthwith pay to Lender, the full amount of such Obligations, PROVIDED, that upon the occurrence of an Event of Default specified in subsection 10.1.9 hereof (other than an Event of Default based solely on an Obligor's ceasing to be Solvent), all of the Obligations shall become automatically due and payable without declaration, notice or demand by Lender.

     10.3 OTHER REMEDIES. During the existence of an Event of Default, Lender shall have and may exercise from time to time the following rights and remedies:

          10.3.1 All of the rights and remedies of a secured party under the Code or under other applicable law, and all other legal and equitable rights to which Lender may be entitled, all of which rights and remedies shall be cumulative and shall be in addition to any other rights or remedies contained in this Agreement or any of the other Loan
Documents, and none of which shall be exclusive.

          10.3.2 The right to take immediate possession of the Collateral, and to (i) require Borrowers to assemble the Collateral, at Borrowers' expense, and make it available to Lender at a place designated by Lender which is reasonably convenient to both parties, and
(ii) enter any premises where any of the Collateral shall be located and to keep and store the Collateral on said premises until sold (and if said premises be the Property of Borrowers, Borrowers agree not to charge Lender for storage thereof).

          10.3.3 The right to sell or otherwise dispose of all or any Collateral in its then condition, or after any further manufacturing or processing thereof, at public or private sale or sales, with such notice as may be required by law, in lots or in bulk, for cash or on credit, all as Lender, in its sole discretion, may deem advisable. Each Borrower agrees that 10 days written notice to Borrowers of any public or private sale or other disposition of Collateral shall be reasonable notice thereof, and such sale shall be at such locations as Lender may designate in said notice. Lender shall have the right to conduct such sales on Borrowers' premises, without charge therefor, and such sales may be adjourned from time to time in accordance with applicable law. Lender shall have the right to sell, lease or otherwise dispose of the Collateral, or any part thereof, for cash, credit or any combination thereof, and private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the Obligations. The proceeds realized from the sale of any Collateral may be applied, upon

Lender's obtaining cleared funds, first to the costs, expenses and attorneys' fees incurred by Lender in collecting the Obligations, in enforcing the rights of Lender under the Loan Documents and in collecting, retaking, completing, protecting, removing, storing, advertising for sale, selling and delivering any Collateral, second to the interest due upon any of the Obligations; and third, to the principal of the Obligations (with the application to each Loan to be in the sole discretion of Lender). If any deficiency shall arise, each Borrower shall remain jointly and severally liable to Lender therefor.

          10.3.4 Lender is hereby granted a license or other right to use, without charge, each Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, tradenames, trademarks and advertising matter, or any Property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and each Borrower's rights under all licenses and all franchise agreements shall inure to Lender's benefit to the extent permitted under such agreements.

          10.3.5 Lender may, at its option, require Borrowers to deposit with Lender funds equal to the LC Amount and, if Borrowers fail to promptly make such deposit, Lender may advance such amount as a Revolving Credit Loan (whether or not an Overadvance is created thereby). Any such deposit or advance shall be held by Lender as cash collateral to fund future payments on LC Guaranties and future drawings against Letters of Credit. At such time as all LC Guaranties have been paid or terminated and all Letters of Credit have been drawn upon or expired, any amounts remaining in such reserve shall be applied against any outstanding Obligations, or, if all Obligations have been indefeasible paid in full, returned to Borrowers.

             10.3.6 Lender may, at its option, require Borrowers to execute and deliver to Lender formal written assignments of all of its Accounts from time to time, which shall include all Accounts that have been created since the date of the last assignment, together with copies of invoices or invoice registers related thereto, which requirement, whether or not exercised, shall not limit, impair or affect the grant of a security interest on all Accounts under Section 5 hereof.

     10.4 REMEDIES CUMULATIVE; NO WAIVER. All covenants, conditions, provisions, warranties, guaranties, indemnities, and other undertakings of Borrowers contained in this Agreement and the other Loan Documents, or in any document referred to herein or contained in any agreement supplementary hereto or in any schedule or in any guaranty agreement given to Lender or contained in any other agreement between Lender and any Obligor, heretofore, concurrently, or hereafter entered into, shall be deemed cumulative to and not in derogation or substitution of any of the terms, covenants, conditions, or agreements of Borrowers herein contained. The failure or delay of Lender to require strict performance by Obligors of any provision of this Agreement or to exercise or enforce any rights, Liens, powers, or remedies hereunder or under any of the aforesaid agreements or other documents or security or Collateral shall not operate as a waiver of such performance, Liens, rights, powers and remedies, but all such requirements, Liens, rights, powers, and remedies shall continue in full force and effect until all Loans and all other Obligations owing or to become owing from Borrowers to Lender shall have been fully satisfied. None of the undertakings, agreements, warranties, covenants and representations of Obligors contained in this Agreement or any of the other Loan Documents and no Event of Default by Obligors under this Agreement or any other Loan Documents shall be deemed to have been suspended or waived by Lender, unless such suspension or waiver is by an instrument in writing specifying such suspension or waiver and is signed by a duly authorized representative of Lender and directed to Obligors.

     10.5 CURE.  Nothing contained in this Agreement or the other
Loan Documents shall be deemed to compel Lender to accept a cure of, or waive any, Event of Default at any time for any reason.

SECTION 11.  MISCELLANEOUS

     11.1 POWER OF ATTORNEY. Each Borrower hereby irrevocably designates, makes, constitutes and appoints Lender (and all Persons designated by Lender) as such Borrower's true and lawful attorney (and agent-in-
fact) and Lender, or Lender's agent, may, without notice to Borrowers and in either such Borrower's or Lender's name, but at the cost and expense of
Borrowers:

          11.1.1 At any time, and from time to time, as Lender or said agent, in its sole discretion, may determine, endorse either Borrower's name on any checks, notes, acceptances, drafts, money orders or any other evidence of payment or proceeds of the Collateral which come into the possession of Lender or under Lender's control.

          11.1.2    At such time or times upon or after the
occurrence of an Event of Default and an acceleration of the Obligations as Lender or its agent in its sole discretion may determine: (i) demand payment of the Accounts from the Account Debtors, enforce payment of the Accounts by legal proceedings or otherwise, and generally exercise all of Borrowers' rights and remedies with respect to the collection of the Accounts
; (ii) settle, adjust, compromise, discharge or release any of the Accounts or other Collateral or any legal proceedings brought to collect any of the Accounts or other Collateral; (iii) sell or assign any of the Accounts and other Collateral upon such terms, for such amounts and at such time or times as Lender deems advisable; (iv) take control, in any manner, of any item of payment or proceeds relating to any Collateral; (v) prepare, file and sign either Borrower's name to a proof of claim in bankruptcy or similar document against any Account Debtor or to any notice of lien, assignment or satisfaction of lien or similar document in connection with any of the Collateral; (vi) receive, open and dispose of all mail addressed to Borrowers and to notify postal authorities to change the address for delivery thereof to such address as Lender may designate; (vii) endating to any Collateral and deposit the same to the account of Lender on account of the Obligations; (viii) endorse the name of either Borrower upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to the Accounts, Inventory and any other Collateral; (ix) use either Borrower's stationery and sign the name of either Borrower's to verifications of the Accounts and notices thereof to Account Debtors; (x) use the information recorded on or contained in any data processing equipment and computer hardware and software relating to the Accounts, Inventory, Equipment and any other Collateral; (xi) make and adjust claims under policies of insurance; and (xii) do all other acts and things necessary, in Lender's determination, to fulfill each Borrower's obligations under this Agreement.

     11.2 INDEMNITY.  Each Borrower hereby agrees to indemnify
Lender and hold Lender harmless from and against any liability, loss, damage, suit, action or proceeding ever suffered or incurred by Lender (including reasonable attorneys' fees and legal expenses) as the result of either Borrower's failure to observe, perform or discharge such Borrower's duties hereunder. In addition, each Borrower shall defend Lender against and save it harmless from all claims of any Person with respect to the Collateral. Without limiting the generality of the foregoing, these indemnities shall extend to any claims asserted against Lender by any Person under any Environmental Laws or similar laws by reason of any Borrower's or any other Person's failure to comply with laws applicable to solid or hazardous waste materials or other toxic substances. Notwithstanding any contrary provision in this Agreement, the obligation of Borrowers under this Section 11.2 shall survive the payment in full of the Obligations and the termination of this Agreement.

     11.3 MODIFICATION OF AGREEMENT; SALE OF INTEREST.  This
Agreement may not be modified, altered or amended, except by an agreement in writing signed by Borrowers and Lender. No Borrower may sell, assign or transfer any interest in this Agreement, any of the other Loan Documents, or any of the Obligations, or any portion thereof, including, without limitation, either Borrower's rights, title, interests, remedies, powers, and duties hereunder or thereunder. Each Borrower hereby consents to Lender's participation, sale, assignment, transfer or other disposition, at any time or times hereafter, of this Agreement and any of the other Loan Documents, or of any portion hereof or thereof, including, without limitation, Lender's rights, title, interests, remedies, powers, and duties hereunder or thereunder. In the case of an assignment, the assignee shall have, to the extent of such assignment, the same rights, benefits and obligations as it would if it were "Lender" hereunder and Lender shall be relieved of all obligations hereunder upon any such assignments. Each Borrower agrees that it will use its best efforts to assist and cooperate with Lender in any manner reasonably requested by Lender to effect the sale of participations in or assignments of any of the Loan Documents or any portion thereof or interest therein, including, without limitation, assisting in the preparation of appropriate disclosure documents. Borrowers further agree that Lender may disclose credit information regarding Borrowers to any potential participant or assignee. Notwithstanding the foregoing, Lender agrees that it shall not participate, sell, assign, transfer or dispose of any of its interest in, to and under this Agreement or any of the other Loan Documents prior to the second anniversary of the date hereof.

     11.4 SEVERABILITY. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     11.5 SUCCESSORS AND ASSIGNS.  This Agreement, the Other
Agreements and the Security Documents shall be binding upon and inure to the benefit of the successors and assigns of Borrowers and Lender permitted under Section 11.3 hereof.

     11.6 CUMULATIVE EFFECT; CONFLICT OF TERMS. The provisions of the Other Agreements and the Security Documents are hereby made cumulative with the provisions of this Agreement. Except as otherwise provided in Section 3.2 hereof and except as otherwise provided in any of the other
Loan Documents by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in direct conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

     11.7 EXECUTION IN COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.

     11.8 NOTICE. Except as otherwise provided herein, all notices, requests and demands to or upon a party hereto, to be effective, shall be in writing and shall be sent by certified or registered mail, return receipt requested, by personal delivery against receipt, by overnight courier or by facsimile and, unless otherwise expressly provided herein, shall be deemed to have been validly served, given or delivered immediately when delivered against receipt, three Business Days after deposit in the mail, postage prepaid, one Business Day after deposit with an overnight courier or, in the case of facsimile notice, when sent, addressed as follows:

          If to Lender:            Fleet Capital Corporation
                                   200 Glastonbury Boulevard
                                   Glastonbury, CT  06033
                                   Attention:  Loan
Administration Manager
                                   Facsimile No.:  860-657-7759

          With a copy to:          Blank Rome Comisky & McCauley
                                   One Logan Square
                                   Philadelphia, PA 19103
                                   Attention: Harvey I. Forman, Esq.
                                   Facsimile No.: 215-569-5555

          If to either Borrower:   Hahn Automotive Warehouse, Inc.
                                   415 West Main Street
                                   Rochester, NY 14608
                                   Attention: Eli Futerman, President
                                   Facsimile No.: 716-235-3108

          With a copy to:          Woods, Oviatt, et al.
                                   2 State Street
                                   Rochester, NY 14614
                                   Attention: Gordon Forth, Esquire
                                   Facsimile No.: 716-454-3968



or to such other address as each party may designate for itself by notice given in accordance with this Section 11.8; PROVIDED, HOWEVER, that any notice, request or demand to or upon Lender pursuant to subsections 2.1.1, 3.1.1 and 4.2.2 hereof shall not be effective until received by Lender.

     11.9 LENDER'S CONSENT. Whenever Lender's consent is required to be obtained under this Agreement, any of the Other Agreements or any of the Security Documents as a condition to any action, inaction, condition or event, Lender shall be authorized to give or withhold such consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral security for the Obligations, the payment of money or any other matter.

     11.10 CREDIT INQUIRIES. Each Borrower hereby authorizes and permits Lender to respond (in its discretion and without any obligation to do so) to usual and customary credit inquiries from third parties concerning Borrowers.

     11.11 TIME OF ESSENCE. Time is of the essence of this Agreement, the Other Agreements and the Security Documents.

     11.12 ENTIRE AGREEMENT.  This Agreement and the other Loan
Documents, together with all other instruments, agreements and certificates executed by the parties in connection therewith or with reference thereto, embody the entire understanding and agreement between the parties hereto and thereto with respect to the subject matter hereof and thereof and supersede all prior agreements, understandings and inducements, whether express or implied, oral or written.

     11.13 INTERPRETATION. No provision of this Agreement or any of the other Loan Documents shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having or being deemed to have structured or dictated such provision.

     11.14 GOVERNING LAW; CONSENT TO FORUM.  THIS  AGREEMENT
SHALL  BE GOVERNED  BY  AND  CONSTRUED  IN  ACCORDANCE  WITH  THE  LAWS  OF
THE STATE OF NEW YORK;  PROVIDED,  HOWEVER,  THAT  IF  ANY  OF  THE
COLLATERAL SHALL  BE  LOCATED  IN  ANY  JURISDICTION  OTHER  THAN NEW YORK,
THE LAWS OF SUCH JURISDICTION SHALL GOVERN THE METHOD, MANNER AND PROCEDURE FOR FORECLOSURE OF LENDER'S LIEN UPON SUCH COLLATERAL AND
THE ENFORCEMENT OF LENDER'S OTHER REMEDIES IN RESPECT OF SUCH COLLATERAL TO THE EXTENT THAT THE LAWS OF SUCH
JURISDICTION ARE DIFFERENT FROM OR INCONSISTENT WITH THE LAWS OF NEW YORK. AS PART OF THE CONSIDERATION FOR NEW VALUE RECEIVED, AND REGARDLESS OF ANY PRESENT OR FUTURE DOMICILE OR PRINCIPAL PLACE OF BUSINESS OF BORROWERS, EACH BORROWER HEREBY CONSENTS AND AGREES THAT THE STATE COURTS OF NEW YORK, OR, AT LENDER'S OPTION, THE UNITED
STATES DISTRICT  COURT  FOR  THE WESTERN DISTRICT  OF NEW YORK,  SHALL
HAVE JURISDICTION  TO  HEAR  AND  DETERMINE  ANY  CLAIMS  OR  DISPUTES
BETWEEN BORROWERS AND  LENDER  PERTAINING  TO  THIS  AGREEMENT  OR  TO
ANY  MATTER ARISING  OUT  OF  OR  RELATED  TO  THIS  AGREEMENT.   EACH
BORROWER EXPRESSLY  SUBMITS  AND  CONSENTS  IN  ADVANCE  TO  SUCH
JURISDICTION  IN ANY  ACTION  OR  SUIT  COMMENCED  IN  ANY  SUCH  COURT,  AND
EACH BORROWER HEREBY WAIVES ANY OBJECTION WHICH IT MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON

CONVENIENS  AND  HEREBY  CONSENTS  TO  THE  GRANTING  OF  SUCH
LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. EACH BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS,
COMPLAINT AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS
MAY  BE MADE  BY  REGISTERED  OR  CERTIFIED  MAIL  ADDRESSED  TO
BORROWERS AT THE ADDRESS SET FORTH IN THIS AGREEMENT AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON BORROWERS' ACTUAL RECEIPT
THEREOF. NOTHING  IN  THIS  AGREEMENT  SHALL  BE  DEEMED  OR  OPERATE  TO
AFFECT THE RIGHT OF LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW, OR TO PRECLUDE THE ENFORCEMENT BY
LENDER  OF ANY  JUDGMENT  OR  ORDER  OBTAINED  IN  SUCH  FORUM  OR  THE
TAKING OF ANY ACTION TO ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.

     11.15 WAIVERS  BY BORROWERS.    EACH BORROWER WAIVES  (i)
THE  RIGHT TO  TRIAL  BY  JURY  (WHICH  LENDER  HEREBY  ALSO  WAIVES)  IN
ANY ACTION,  SUIT,  PROCEEDING  OR  COUNTERCLAIM  OF  ANY  KIND
ARISING  OUT OF  OR  RELATED  TO  ANY  OF  THE  LOAN  DOCUMENTS,  THE
OBLIGATIONS OR THE COLLATERAL: (ii) PRESENTMENT, DEMAND AND PROTEST AND NOTICE OF PRESENTMENT, PROTEST, DEFAULT, NON PAYMENT, MATURITY,
RELEASE, COMPROMISE,  SETTLEMENT,  EXTENSION  OR  RENEWAL  OF  ANY  OR
ALL COMMERCIAL  PAPER,  ACCOUNTS,  CONTRACT  RIGHTS,  DOCUMENTS,
INSTRUMENTS CHATTEL  PAPER  AND  GUARANTIES  AT  ANY  TIME  HELD  BY  LENDER
ON  WHICH EITHER BORROWER MAY  IN  ANY  WAY  BE  LIABLE  AND  HEREBY
RATIFIES  AND CONFIRMS  WHATEVER  LENDER  MAY  DO  IN  THIS  REGARD;  (iii)
NOTICE PRIOR  TO  TAKING  POSSESSION  OR  CONTROL  OF  THE  COLLATERAL
OR  ANY BOND  OR  SECURITY  WHICH  MIGHT  BE  REQUIRED  BY  ANY  COURT
PRIOR  TO ALLOWING  LENDER  TO  EXERCISE  ANY  OF  LENDER'S  REMEDIES;
(iv)  THE BENEFIT  OF  ALL  VALUATION,  APPRAISEMENT  AND  EXEMPTION  LAWS;
AND  (v) NOTICE  OF  ACCEPTANCE  HEREOF.    EACH BORROWER ACKNOWLEDGES
THAT  THE FOREGOING  WAIVERS  ARE  A  MATERIAL  INDUCEMENT  TO  LENDER'S
ENTERING INTO THIS AGREEMENT AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVERS IN ITS FUTURE DEALINGS WITH BORROWERS. EACH
BORROWER WARRANTS AND REPRESENTS THAT IT HAS REVIEWED THE FOREGOING WAIVERS WITH ITS LEGAL COUNSEL AND HAS KNOWINGLY AND VOLUNTARILY
WAIVED  ITS JURY  TRIAL  RIGHTS  FOLLOWING  CONSULTATION  WITH  LEGAL
COUNSEL. IN THE  EVENT  OF  LITIGATION,  THIS  AGREEMENT  MAY  BE  FILED  AS
A WRITTEN  CONSENT  TO  A  TRIAL  BY  THE  COURT.

     11.16 JOINT AND SEVERAL LIABILITY. The liability of each of the entities comprising the "Borrowers" hereunder shall be joint and several.

     IN WITNESS WHEREOF, this Agreement has been duly executed on the day and year specified at the beginning of this Agreement.


ATTEST:                            HAHN AUTOMOTIVE WAREHOUSE,
INC.


                                   By:
                                   Title:



ATTEST:                            MEISENZAHL AUTO PARTS, INC.


                                   By:
                                   Title:



                                   FLEET CAPITAL CORPORATION
                                   ("Lender")


                                   By:
                                   Title:

                       APPENDIX  A

                  GENERAL  DEFINITIONS

          When used in the Loan and Security Agreement dated as of October 22, 1997, by and among Fleet Capital Corporation, Hahn Automotive Warehouse, Inc., Meisenzahl Auto Parts, Inc., the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

          ACCOUNT DEBTOR - any Person who is or may become obligated under or on account of an Account.

          ACCOUNTS - all accounts, contract rights, chattel paper, instruments and documents, whether now owned or hereafter created or acquires by either Borrower or in which either Borrower now has or hereafter acquired any interest.

          ADJUSTED NET EARNINGS - with respect to any fiscal period, means the net earnings (or loss) for such fiscal period of the Borrowers, as reflected on the Consolidated financial statement of the Borrowers supplied to Lender pursuant to subsection 8.1.3 of the Agreement, but excluding:

            (i) any gain or loss arising from the sale of capital assets;

           (ii) any gain arising from any write-up of assets;

          (iii) net earnings or losses of any Subsidiary of either Borrower accrued prior to the date it became a Subsidiary;

           (iv) net earnings or losses of any corporation, substantially all the assets of which have been acquired in any manner by a Borrower, realized by such corporation prior to the date of such acquisition;

            (v) net earnings or losses (to the extent either
Borrower is required to fund such losses) of any business entity in which either Borrower has an ownership interest unless such net earnings shall have actually been received by Borrowers in the form of cash distributions;

           (vi) any portion of the net earnings of any Subsidiary of either Borrower which for any reason is unavailable for payment of dividends to a Borrower;

          (vii) the net earnings or losses of any Person to which any assets of the Borrowers shall have been sold, transferred or disposed of, or into which either Borrower shall have merged, or been a party to any consolidation or other form of reorganization, prior to the date of such transaction;

         (viii) any gain arising from the acquisition of any Securities of a Borrower; and

           (ix) any gain arising from extraordinary or non-recurring items.

          ADJUSTED LIBOR RATE - For any LIBOR Interest Period, as applied to a LIBOR Rate Loan, the rate per annum (rounded upwards, if necessary to the next 1/16 of 1%) determined pursuant to the following formula:

          Adjusted Libor Rate = LIBOR RATE 1.00 - Reserve Percentage)

     For purposes hereof, "Libor Rate" shall mean the arithmetic average of the rates of interest per annum (rounded upwards, if necessary to the next 1/16 of 1%) at which Bank is offered deposits of United States Dollars in the interbank eurodollar loan market on or about
2:00 P.M. New York, New York time two (2) Business Days prior to the commencement of such LIBOR Interest Period on amounts substantially equal to the LIBOR Rate Loan as to which Borrowers may elect the Adjusted LIBOR Rate to be applicable with a maturity of comparable duration to the LIBOR Interest Period selected by Borrowers for such LIBOR Rate Loan.

          ADJUSTMENT PERIOD - (i) the period from the first day of the calendar month next following the date the June 30, 1998 internally prepared financial statements have been delivered to Lender to the first day of the calendar month next following the date the September 30, 1998 audited financial statements have been delivered to Lender and thereafter (ii) the twelve (12) calendar month period following a Measurement Period commencing with the first calendar month next following the calendar month for which the annual financial statements required by Section 8.1.3(ii) hereof for the immediately preceding fiscal year end have been delivered by Borrowers to Lender.

          AFFILIATE - a Person (other than a Subsidiary): (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, a Person;
(ii) which beneficially owns or holds 25% (or, when used in the definition of Eligible Account, 5%) or more of any class of the Voting Stock of a Person; or (iii) 25% (or, when used in the definition of Eligible Account, 5%) or more of the Voting Stock (or in the case of a Person which is not a corporation, 25% (or, when used in the definition of Eligible Account, 5%) or more of the equity interest) of which is beneficially owned or held by a Person or a Subsidiary of a Person.

          AGREEMENT - the Loan and Security Agreement referred to in the first sentence of this Appendix A, all Exhibits thereto and this Appendix A.

          AGGREGATE ADJUSTED AVAILABILITY - as of any applicable measurement date, an amount equal to the then applicable
Borrowing Base LESS (b) the sum of (i) the amount of Revolving Credit Loans and the LC Amount outstanding on such date PLUS (ii) as of such date, all sums due and owing to trade creditors which remain outstanding beyond
                              ii
     normal trade terms (as set forth in this Agreement) or special terms granted by trade creditors, PLUS (iii) any reserves against the Borrowing Base permitted by Section 1.1 hereof in effect on such date, PLUS (iv) closing payments and expenses with respect to any determination hereof, as of the Closing Date (and only to be considered if the applicable determination date is the Closing Date).

          APPLICABLE MARGIN -

               (i) with respect to LIBOR Rate Loans, 200 basis points during the period from the date hereof through but not including the first day of the first Adjustment Period after June 30, 1998, and thereafter the following basis points during the following Adjustment Periods:

     Basis Points                                   Adjustment
Period
          175                         During any Adjustment
Period next following
                                     a Measurement Period in
which the Borrowers'
                                     Fixed Charge Coverage Ratio
equaled or
                                     exceeded 1.40 to 1.0.
          200                         During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
equaled or
                                      exceeded 1.26 to 1.0 and
was less than or
                                      equal to 1.39 to 1.0
          225                         During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
equaled or
                                      exceeded 1.10 to 1.0 and
was less than or
                                      equal to 1.25 to 1.0
          250                         During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
was less than or
                                      equaled 1.09 to 1.0

          (ii) With respect to Floating Rate Loans, 50 basis points during the period from the date hereof through and including the first day of the first Adjustment Period after June 30, 1998, and thereafter the following basis points during the following Adjustment Periods:

     Basis Points                                   ADJUSTMENT
PERIOD
           0                         During any Adjustment Period
next following a
                                     Measurement Period in which
the Borrowers'
                                     Fixed Charge Coverage Ratio
equaled or
                                     exceeded 1.40 to 1.0.
          25                          During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
equaled or
                                      exceeded 1.26 to 1.0 and
was less than or
                                      equal to 1.39 to 1.0
          50                          During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
equaled or
                                      exceeded 1.10 to 1.0 and
was less than or
                                      equal to 1.25 to 1.0
          75                          During any Adjustment
Period next following
                                      a Measurement Period in
which the Borrowers'
                                      Fixed Charge Coverage Ratio
was less than or
                                      equaled 1.09 to 1.0

     For purposes of the foregoing, (i) the Borrower's Fixed
Charge Coverage Ratio will be determined by reference to the financial statements to be delivered to Lender pursuant to Section
8.1.3 hereof, (ii) the Applicable Margin applicable to any LIBOR Rate Loan will change during the related LIBOR Interest Period should there be a change required in accordance with the foregoing and effective upon any change in the Applicable Margin in accordance with the foregoing during such LIBOR Interest Period, (iii) the Applicable
Margin for any Adjustment Period will remain fixed for such Adjustment Period, and (iv) the Applicable Margin for any Adjustment Period for which Borrowers fail to provide financial statements for the related Measurement Period in accordance with Section 8.1.3(i) hereof will, subject to Section 2.1.2 hereof, be 25 basis points higher than the Applicable Margin in effect during the then most recent Adjustment Period for which such financial statements for the related Measurement Period were provided. Notwithstanding the foregoing there shall be no reductions in the amount of the Applicable Margin during the existence of a Default or an Event of Default.

          AVAILABILITY - the amount of money which Borrowers are entitled to borrow from time to time as Revolving Credit Loans, such amount being the difference derived when the principal amount of Revolving Credit Loans then outstanding (including any amounts which Lender may have paid for the account of Obligors pursuant to any of the Loan Documents and which have not been reimbursed by Borrowers), any established reserves and the LC Amount is subtracted from the Borrowing Base. If the amount outstanding is equal to or greater than the Borrowing Base, Availability is 0.

          BANK - Fleet National Bank, or such other bank as Lender may hereafter designate.

          BASE RATE - the rate of interest announced or quoted by Bank from time to time as its prime rate for commercial loans, whether or not such rate is the lowest rate charged by Bank to its most preferred borrowers; and, if such prime rate for commercial loans is discontinued by Bank as a standard, a comparable reference rate designated by Bank as a substitute therefor shall be the Base Rate.

          BASE RATE LOAN - that portion of the Loans that bears interest at the Floating Rate.

          BORROWING BASE - as at any date of determination thereof, an amount equal to the lesser of:

               (i) an amount equal to (a) the difference between
(A) $50,000,000 and (B) the principal balance outstanding under the Term Loan and the Supplemental Availability Loan MINUS
(b) the LC Amount; or

               (ii) an amount equal to:

                  (a) the lesser of (1) $20,000,000 or (2) 70% of
the net amount of Eligible Accounts outstanding at such date;

                               PLUS

                  (b) the lesser of (1) $37,500,000 or (2) 60% of
the value at such date of Eligible Inventory, in each case calculated on the basis of the lower of cost or market with the cost of finished goods calculated on a first-in, first-out basis; and MINUS

                  (c) any reserves established by Lender pursuant to Section 1.1 of the Agreement (it being understood that if any Account or Inventory is excluded from the Borrowing
Base hereunder, no reserve may be taken with respect to such matter);

                              MINUS

                  (d) an amount equal to one hundred (100%)
percent of the face amount of all outstanding standby Letters of
Credit and LC Guaranties related to standby Letters of Credit;
and                               MINUS

                  (e) fifty (50%) percent of the face amount of all outstanding commercial Letters of Credit and LC
Guaranties related to commercial Letters of Credit.


          For purposes hereof, the net amount of Eligible
Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts (which may, at Lender's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account
Debtors, granted, outstanding or payable in connection with such Accounts at such time as well as finance charges. For the purposes of the preceding sentence, the amount of finance charges shall be deemed to be three (or such other multiple as FCC may determine based upon the results of its audit) times the preceding month's finance charge income.

          BORROWING BASE CERTIFICATE - the certificate signed by the chief executive or chief financial officer of Borrowers showing the status of Borrowers' Accounts and Inventory, outstanding Revolving Credit Loans and other information in the form of EXHIBIT A-1 to the Agreement.

          BUSINESS DAY - any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of New York or is a day on which banking institutions located in such state are closed.

          CAPITAL EXPENDITURES - expenditures made or liabilities incurred for the acquisition of any fixed assets or improvements, replacements, substitutions or additions thereto which have a useful life of more than one year, including the total principal portion of Capitalized Lease Obligations, except for leases with Affiliates expected to be recapitalized by December, 1997.

          CAPITALIZED LEASE OBLIGATION - any Indebtedness represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

          CASH FLOW - for any period, means Borrowers' EBITDA
MINUS (i) taxes paid for such period MINUS (ii) unfinanced Capital Expenditures MINUS, (iii) scheduled principal payments on account of current maturities of long-term Indebtedness MINUS, (iv) principal payments on Capitalized Lease Obligations and MINUS (v) Interest Expense, all as determined in accordance with GAAP.

          CHATTEL PAPER - as defined in the Code.

          CLOSING DATE - the date on which all of the conditions precedent in Section 9 of the Agreement are satisfied and the initial Loan is made or the initial Letter of Credit or LC Guaranty is issued under the Agreement.

          CODE - the Uniform Commercial Code as adopted and in force in the State of New York, as from time to time in effect.

          COLLATERAL - all of the Property and interests in Property described in Section 5 of the Agreement, and all other
Property and interests in Property that now or hereafter secure the payment and performance of any of the Obligations.

          CONSOLIDATED - the consolidation in accordance with GAAP of the accounts or other items as to which such term applies.

          DEFAULT - an event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, become an Event of Default.

          DEFAULT RATE - as defined in subsection 2.1.2 of the Agreement.

          DEPOSIT ACCOUNTS - as defined in the Code.

          DISTRIBUTION - in respect of any corporation means and includes:
     (i) the payment of any dividends or other distributions on capital stock of the corporation (except distributions in such stock) and (ii) the redemption or acquisition of Securities unless made contemporaneously from the net proceeds of the sale of Securities.

          DOCUMENTS - as defined in the Code.

          DOMINION ACCOUNT - a special account of Lender established by Borrowers pursuant to the Agreement at a bank selected by Borrowers, but acceptable to Lender in its reasonable discretion, and over which Lender shall have sole and exclusive access and control for withdrawal purposes.

          EBITDA - Adjusted Net Earnings plus the sum of depreciation, amortization and Interest Expense during the period for which Adjusted Net Earnings was calculated and plus or minus any change in Borrowers' LIFO reserve from the immediately preceding period of measurement, determined on a consolidated basis for the Borrowers.

          ELIGIBLE ACCOUNT - an Account arising in the ordinary course of either Borrower's business from the sale of goods or rendition of services, provided that no Account shall be an Eligible Account if:

               (i) it arises out of a sale made by a Borrower to a Subsidiary or an Affiliate of a Borrower or to a Person controlled by an Affiliate of a Borrower; or

               (ii) it is due or unpaid more than 90 days after the original statement date or more than 60 days after the due date provided, however, that a dated account (if otherwise eligible) shall be eligible so long as it is unpaid less than 60 days past the specified payment date and so long as advances against dated accounts do not exceed an aggregate principal amount outstanding at any one time in excess of $1,750,000; or

               (iii) 50% or more of the Accounts from the Account
Debtor are not deemed Eligible Accounts hereunder; or

               (iv) the total unpaid Accounts of the Account
Debtor exceed 20% of the net amount of all Eligible Accounts, to the extent of such excess; or

               (v) any covenant, representation or warranty contained in the Agreement with respect to such Account has been breached; or

               (vi) the Account Debtor is also a Borrower's creditor or supplier, or the Account Debtor has disputed liability with respect to such Account, or the Account Debtor has made any claim with respect to any other Account due from such Account Debtor to a Borrower, or the Account otherwise is or may become subject to any right of setoff by the Account Debtor; or

               (vii) the Account Debtor has commenced a voluntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or made an assignment for the benefit of creditors, or a decree or order for relief has been entered by a court having jurisdiction in the premises in respect of the Account Debtor in an involuntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or any other petition or other application for relief under the federal bankruptcy laws has been filed against the Account
Debtor, or ifthe Account Debtor has failed, suspended business, ceased to be Solvent, or consented to or suffered a receiver, trustee, liquidator or custodian to be appointed for it or for all or a significant portion of its assets or affairs; or

               (viii) it arises from a sale to an Account Debtor outside the United States, unless the sale is on letter of credit, guaranty or acceptance terms, in each case acceptable to Lender in its sole discretion; or

               (ix) it arises from a sale to the Account Debtor on a bill-and-hold, guaranteed sale, sale-or-return, sale-on-approval, consignment or any other repurchase or return basis; or

               (x) the Account Debtor is the United States of
America or any department, agency or instrumentality thereof, unless the applicable Borrower assigns its right to payment of such Account to Lender, in a manner reasonably satisfactory to Lender, so as to comply with the Assignment of Claims Act of 1940 (31 U.S.C. <section>203 ET SEQ., as amended); or

               (xi) the Account is not at all times subject to Lender's duly perfected, first priority security interest
(through no fault of Lender) or is subject to a Lien other than a Permitted Lien; or

               (xii) the goods giving rise to such Account have not been delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by the applicable Borrower and accepted by the Account Debtor or the Account otherwise does not represent a final sale; or

               (xiii) the Account is evidenced by chattel paper or an instrument of any kind, or has been reduced to judgment; or

               (xiv) the applicable Borrower has made any agreement with the Account Debtor for any deduction therefrom, except for discounts or allowances which are made in the ordinary course of business for prompt payment and which discounts or allowances are reflected in the calculation of the face value of each invoice or any statement (or attachment thereto) related to such Account; or

               (xv) the Account is otherwise deemed unacceptable by Lender in its reasonable discretion.

          ELIGIBLE INVENTORY - raw materials or finished goods
Inventory of either Borrower, provided that no Inventory shall be Eligible Inventory if:

               (i) it is not new and in good, saleable condition;
or

               (ii) it is obsolete or unmerchantable; or

               (iii) it does not meet all standards imposed by any governmental agency or authority; or

               (iv) it does not conform in all respects to the warranties and representations set forth in the Agreement, or

               (v) it is not at all times subject to Lender's duly perfected, first priority security interest (through no fault of Lender) or is subject to a Lien other than a Permitted
Lien; or

               (vi) it is not situated at a location listed on
Exhibit 6.1.1; or

               (vii) Lender has not received a landlord's waiver acceptable to Lender as to the location where the inventory is located, unless Lender has created a reserve with respect thereto under the Borrowing Base; or

               (ix) it is slow moving inventory (meaning such portion of Borrowers' Inventory in excess of a twelve month supply); or

               (viii) it is otherwise deemed unacceptable by Lender in its reasonable discretion.

          ENVIRONMENTAL LAWS - all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidelines, orders and consent decrees relating to health, safety and environmental matters.

          EQUIPMENT - all machinery, apparatus, equipment, fittings, furniture, fixtures, motor vehicles and other tangible personal Property (other than Inventory) of every kind and description used in either Borrower's operations or owned by a Borrower or in which a Borrower has an interest, whether now owned or hereafter acquired by either Borrower and wherever located, and all parts, accessories and special tools and all increases and accessions thereto and substitutions and replacements therefor.

          ERISA - the Employee Retirement Income Security Act of
1974, as amended, and all rules and regulations from time to time promulgated thereunder.

          EVENT OF DEFAULT - as defined in Section 10.1 of the
Agreement.

          EXCESS CASH FLOW PAYMENT - as defined in Section 3.3.3 of the Agreement.

          FIXED CHARGES - for any applicable period, without duplication, (i) Interest Expense for such period, PLUS (ii) scheduled payments of principal of all Indebtedness of the Borrowers during such period (including, without limitation, that portion of any Capitalized Lease Obligations attributable to principal amortization in accordance with GAAP), PLUS (iii) all cash payments made during such period on account of federal and state taxes based on or measured by the net income of the Borrowers PLUS (iv) all cash payments in satisfaction of liability of AutoWorks, Inc., PLUS (v) all unfinanced Capital
Expenditures, provided, however, that Capital Expenditures shall not be included in the foregoing calculation as long as Aggregate Adjusted Availability equals at least $3,000,000 at all times PLUS (vi) all Distributions, all as determined for the Borrowers on a consolidated basis inaccordance with GAAP.

          FIXED CHARGE COVERAGE RATIO - the ratio obtained by dividing the sum of EBITDA by Fixed Charges, as determined on a consolidated basis for Borrowers for the applicable periods.

          FLOATING RATE - a per annum rate equal to the sum of the Base Rate plus the Applicable Margin.

          FLOATING RATE LOAN - that portion of the Loans on which interest accrues at the Floating Rate.

          GAAP - generally accepted account principles in the United States of America in effect from time to time.

          GENERAL INTANGIBLES - all personal property of either
Borrower (including without limitation, patents, trademarks, service marks, tradenames, copyrights, licenses, contract rights, tax, insurance and other refunds, deposits, books and records, customer rights, claims and choses in action) other than goods, Accounts, chattel paper, documents, instruments and money, whether now owned or hereafter created or acquired by a Borrower.

          GUARANTOR - any Person who may now or hereafter guarantee payment or performance of the whole or any part of the Obligations, including Michael Futerman.

          INDEBTEDNESS - as applied to a Person means, without duplication

               (i) all items which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person as at the date as of which Indebtedness is to be determined, including, without limitation, Capitalized Lease Obligations,

               (ii) all obligations of other Persons which such Person has guaranteed,

               (iii) all reimbursement obligations in connection with letters of credit or letter of credit guaranties issued for the account of such Person, and

               (iv) in the case of Borrowers (without
duplication), the
          Obligations.

          INSTRUMENTS - as defined in the Code.

          INTEREST EXPENSE - for any period, all amounts which, in conformity with GAAP, should be included as interest expense on a consolidated statement of operations of the Borrowers for such period, including in any event, without limitation, interest accrued on the Loans, interest accrued in respect of all Subordinated Debt, that portion of any Capitalized Lease Obligations attributable to interest expense in accordance with GAAP, debt issuance costs
(excluding any original issue discount on the Subordinated Notes and any debt issuance costs incurred on or prior to the date hereof with respect to the Subordinated Notes and the Loans) and capitalized interest accrued during such period, all commissions, all discounts and other fees and charges accrued with respect to letters of credit and bankers' acceptance financing and net costs under interest rate protection agreements (including amortization of such costs), all as determined for the Borrowers on a consolidated basis for such period in accordance with GAAP.

          INVENTORY - all of either Borrower's inventory, whether now owned or hereafter acquired including, but not limited to, all goods intended for sale or lease by a Borrower, or for display or demonstration; all work in process; all raw materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, printing, packing, shipping, advertising, selling, leasing or furnishing of such goods or otherwise used or consumed in either Borrower's business; and all documents evidencing and General Intangibles relating to any of the foregoing, whether now owned or hereafter acquired by a Borrower.

          INVESTMENT - any investment made in cash or by delivery of Property to any Person, whether by acquisition of stock, Indebtedness or other obligation or Security, or by loan, advance or capital contribution, or otherwise, or in any Property.

          INVESTMENT PROPERTY - as defined in the Code.

          LC AMOUNT - at any time, the aggregate undrawn face amount of all Letters of Credit and LC Guaranties then outstanding.

          LC CAP - $2,000,000.

          LC GUARANTY - any guaranty pursuant to which Lender or any Affiliate of Lender shall guaranty the payment or performance by either Borrower of its reimbursement obligation under any Letter of Credit.

          LETTER OF CREDIT - any letter of credit (including standby and documentary letters of credit) issued by Lender or any of Lender's Affiliates for the account of a Borrower.

          LIBOR BASED RATE - a per annum rate equal to the sum of the Adjusted LIBOR Rate plus the Applicable Margin.

          LIBOR INTEREST PERIOD - a period of one, two, three or six months duration during which the LIBOR Based Rate is applicable.

          LIBOR RATE LOAN - that portion of the Loans on which interest accrues at the LIBOR Based Rate.

          LIEN - any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on common law, statute or contract. The term "Lien" shall also include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property. For the purpose of the Agreement, a Borrower shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

          LOAN ACCOUNT - the loan account established on the books of Lender pursuant to Section 3.6 of the Agreement.

          LOAN DOCUMENTS - the Agreement, the Other Agreements and the Security Documents.

          LOANS - all loans and advances of any kind made by Lender pursuant to the Agreement.

          LONDON BUSINESS DAY - any Business Day on which banks in London, England are open for business.

          MATERIAL ADVERSE EFFECT - any specified event, condition or occurrence as to any one or more Obligors or any of their Subsidiaries which individually or in the aggregate with any other such event, condition or occurrence and whether through the effect on any such Obligor's or Subsidiary's business, Property, prospects, profits or condition (financial or otherwise) or otherwise, in the judgment of Lender could reasonably be expected to materially and adversely effect the financial condition, business or Properties of the Obligors taken as a whole.

          MAXIMUM CREDIT AMOUNT - an amount equal to the difference between (i) $50,000,000 and (ii) the outstanding principal balance of the Term Loan and the Supplemental Availability Loan.

          MEASUREMENT PERIOD - the nine (9) month period ending
June 30, 1998, the twelve (12) month period ending September 30, 1998 and each fiscal year thereafter which is applicable in the context of the respective provision where such term is used to reflect a period for which the specified calculation is to be made.

          MONEY BORROWED - means (i) Indebtedness arising from the lending of money by any Person to a Borrower; (ii) Indebtedness, whether or not in any such case arising from the lending by any Person of money to a Borrower, (A) which is represented by notes payable or drafts accepted that evidence extensions of credit, (B) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (C) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for Property; (iii) Indebtedness that constitutes a Capitalized Lease Obligation; (iv) reimbursement obligations with respect to letters of credit or guaranties of letters of credit and (v) Indebtedness of a Borrower under any guaranty of obligations that would constitute Indebtedness for Money Borrowed under clauses (i) through (iii) hereof, if owed directly by a Borrower.

          MORTGAGOR - any mortgagor of real property mortgaged to secure the Guarantor's obligations and liabilities to Lender.

          MULTIEMPLOYER PLAN - has the meaning set forth in
Section 4001(a)(3) of ERISA.

          NOTES - collectively, the Revolving Credit Note, the
Term Loan Note and the Supplemental Availability Line Note and any amendment, modification, supplement or replacement of or for any of the foregoing.

          OBLIGATIONS - all Loans and all other advances, debts, liabilities, obligations, covenants and duties, together with all interest, fees and other charges thereon, owing, arising, due or payable from Borrowers to Lender of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, whether arising under the Agreement or any of the other Loan Documents or otherwise whether direct or indirect
(including those acquired by assignment), absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising and however acquired (including without limitation, reimbursement obligations concerning Letters of Credit and LC Guaranties).

          OBLIGORS - collectively, each Borrower, Guarantor and
Mortgagor.

          OPERATING LEASE - any lease of real or personal
Property (other than leases the lessee's obligations under which are Capitalized Lease Obligations).

          ORIGINAL TERM - as defined in Section 4.1 of the Agreement.

          OTHER AGREEMENTS - any and all agreements, instruments and documents (other than the Agreement and the Security
Documents), heretofore, now or hereafter executed by any Obligor or any other third party and delivered to Lender in respect of the transactions contemplated by the Agreement.

          OVERADVANCE - the amount, if any, by which the sum of the outstanding principal amount of Revolving Credit Loans PLUS the LC Amount exceeds the Borrowing Base.

          PARTICIPATING LENDER - each Person who shall be granted the right by Lender to participate in any of the Loans described in the Agreement and who shall have entered into a participation agreement in form and substance satisfactory to Lender.

          PERMITTED LIENS - any Lien of a kind specified in subsection 8.2.5 of the Agreement.

          PERMITTED PURCHASE MONEY INDEBTEDNESS - Purchase Money
Indebtedness of Borrowers incurred after the date hereof which is secured by a Purchase Money Lien.

          PERSON - an individual, partnership, corporation, limited liability company, joint stock company, land trust, business trust, or unincorporated organization, or a government or agency or political subdivision thereof.

          PLAN - an employee benefit plan now or hereafter maintained for employees of Borrower that is covered by Title IV of ERISA.

          PROJECTIONS - Borrowers' forecasted consolidated (a) balance sheets, (b) profit and loss statements, (c) cash flow statements, and (d) capitalization statements, all prepared in good faith by
     Borrowers' management using reasonable assumptions and formatted consistent with Borrowers' historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

          PROPERTY - any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          PURCHASE MONEY INDEBTEDNESS - means and includes (i) Indebtedness (other than the Obligations) for the payment of all or any part of the purchase price of any fixed assets, (ii) any Indebtedness (other than the Obligations) incurred at the time of or within 10 days prior to or after the acquisition of any fixed assets for the purpose of financing all or any part of the purchase price thereof, and (iii) any renewals, extensions or refinancing thereof, but not any increases in the principal amounts thereof outstanding at the time.

          PURCHASE MONEY LIEN - a Lien upon fixed assets which secures Purchase Money Indebtedness, but only if such Lien shall at all times be confined solely to the fixed assets the purchase price of which was financed through the incurrence of the Purchase Money
Indebtedness secured by such Lien.

          REAL PROPERTY - those certain parcels of real property to be mortgaged in favor of Lender by Michael Futerman, on terms and conditions satisfactory to Lender, as more fully described on Exhibit A-5 to the Agreement.

          REGULATION D - Regulation D of the Board of Governors of the Federal Reserve System, comprising Part 204 of Title 12,
Code of Federal Regulations, as amended, and any successor thereto.

          RENEWAL TERMS - as defined in Section 4.1 of the Agreement.

          RENTALS - as defined in subsection 8.2.13 of the Agreement.

          REPORTABLE EVENT - any of the events set forth in
Section 4043(b) of ERISA.

          RESERVE PERCENTAGE - for any day, that reserve
(expressed as a decimal) which is in effect (whether or not actually incurred) with respect to Bank on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor or any other banking authority to which Bank is subject including any board or governmental or administrative agency of the United States or any other jurisdiction to which Bank is subject), for determining the maximum reserve requirement (including without limitation any basic, supplemental, marginal or emergency reserves) for Eurocurrency liabilities as defined in Regulation D.

          REVOLVING CREDIT FACILITY - the credit facility for Revolving Credit Loans made available to Borrowers by Lender pursuant to Section 1.1 of the Agreement.

          REVOLVING CREDIT LOAN - a Loan made by Lender as provided in Section 1.1 of the Agreement.

          REVOLVING CREDIT MATURITY DATE - the last day of the Original Term or, if any Renewal Term is in effect, then the last day of such Renewal Term.

          REVOLVING CREDIT NOTE - the secured promissory note to be executed by Borrowers on the Closing Date in favor of Lender to evidence Borrowers' obligation to repay the Revolving Credit Loans, which shall be in the form of EXHIBIT A-2 to the Agreement.

          SCHEDULE OF ACCOUNTS - as defined in subsection 6.2.1 of the Agreement.

          SECURITY - shall have the same meaning as in Section
2(1) of the Securities Act of 1933, as amended.

          SECURITY DOCUMENTS - all instruments and agreements now or at any time hereafter securing the whole or any part of the Obligations or any other obligations or liabilities of any Obligor to Lender.

          SOLVENT - as to any Person, such Person (i) owns
Property whose fair saleable value is greater than the amount required to pay all of such Person's Indebtedness (including contingent debts),
(ii) is able to pay all of its Indebtedness as such Indebtedness matures and (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

          SPECIFIED OFFICER - The President of each Borrower or such other officer of a Borrower as the President of either Borrower may hereafter specify in writing to Lender.

          SUBORDINATED CREDITORS - Michael Futerman and Eli N.
Futerman as well as any other Person from time to time becoming a holder of the Subordinated Notes, and their respective successors and assigns.

          SUBORDINATED DEBT - Indebtedness of the Borrowers to the Subordinated Creditors evidenced by the Subordinated Notes, as well as any other Indebtedness of the Borrowers, the holder(s) of which has executed and delivered to Lender a written subordination agreement in form and substance acceptable to Lender.

          SUBORDINATED NOTES - the restated promissory note in the face amount of $500,000 dated as of February 1, 1996 from Hahn to Eli Futerman and the promissory note in the face amount of $1,650,000 dated as of February 1, 1996 from Hahn to Michael Futerman.

          SUBSIDIARY - any corporation of which a Person owns, directly or indirectly through one or more intermediaries, more than 50% of the Voting Stock at the time of determination.

          SUPPLEMENTAL AVAILABILITY LINE - as defined in Section
1.3 of the Agreement.

          SUPPLEMENTAL AVAILABILITY LINE NOTE - the secured promissory note to be executed by Borrowers on the Closing Date in favor of Lender to evidence Borrowers' obligation to repay the Supplemental Availability Loan, which shall be in the form of EXHIBIT A-4 to the Agreement.

          SUPPLEMENTAL AVAILABILITY LOAN - as defined in Section
1.3 of the Agreement.

          TANGIBLE ASSETS - the sum of (a) all assets except:
(i) any surplus resulting from any write-up of assets subsequent to June 30, 1997; (ii) deferred assets, other than prepaid insurance and prepaid and deferred taxes; (iii) patents, copyrights, trademarks, trade names, non-compete agreements, franchises and other similar intangibles; (iv) goodwill, including any amounts, however designated on a Consolidated balance sheet of a Person or its Subsidiaries, representing the excess of the purchase price paid for assets or stock over the value assigned thereto on the books of such Person;
(v) Investments; (vi) unamortized debt discount and expense;
(vii) assets located and notes and receivables due from obligors outside of the United States of America; (viii) intercompany credit balances not eliminated in consolidation; (ix) leasehold improvements net of any related depreci ation or amortization; and (x) Accounts, notes and other receivables due from Affiliates, employees or suppliers and receivables evidenced by note(s) from customers, PLUS (b) the principal balance and accrued unpaid interest of Subordinated Debt; in each case determined a consolidated basis for the Borrowers plus or minus (c) Borrowers' LIFO reserve.

          TANGIBLE NET WORTH - at any date means a sum equal to:

          (i) the net book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves) at which the Tangible Assets of a Person would be shown on a balance sheet at such date in accordance with GAAP, MINUS

         (ii) the amount at which such Person's liabilities
(other than capital stock and surplus and Subordinated Debt) and including as liabilities all reserves for contingencies and other potential liabilities, all as would be shown on such balance sheet in accordance with GAAP.

          TERM LOAN NOTE - the secured promissory note to be executed by Borrowers on the Closing Date in favor of Lender to evidence
     Borrowers' obligation to repay the Term Loan, which shall be in the form of EXHIBIT A-3 to the Agreement.

          TOTAL CREDIT FACILITY - $50,000,000.

          VOTING STOCK - Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

          OTHER TERMS. All other terms contained in the Agreement shall have, when the context so indicates, the meanings provided for by the Code to the extent the same are used or defined therein.

          CERTAIN MATTERS OF CONSTRUCTION.  The terms "herein",
"hereof" and "hereunder" and other words of similar import refer to the Agreement as a whole and not to any particular section, paragraph or subdivision. Any pronoun used shall be deemed to cover all genders.
     The section titles, table of contents and list of exhibits appear as a matter of convenience only and shall not affect the interpretation of the Agreement. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations. All references to any of the Loan Documents shall include any and all modifications thereto and any and all extensions or renewals thereof.

                         LIST OF EXHIBITS


Exhibit A-1    Borrowing Base Certificate
Exhibit A-2    Revolving Credit Note
Exhibit A-3    Term Loan Note
Exhibit A-4    Supplemental Availability Line Note
Exhibit A-5    Real Property to be Mortgaged by Michael Futerman
Exhibit 6.1.1  Borrowers' Business Locations
Exhibit 6.3.1  Locations Where Physical Inventories  Performed
Exhibit 7.1.1 Jurisdictions in which each Borrower and each Subsidiary is Authorized to do Business
Exhibit 7.1.4  Capital Structure of Borrowers
Exhibit 7.1.5  Corporate Names
Exhibit 7.1.9  Title Vehicles
Exhibit 7.1.13 Surety Obligations
Exhibit 7.1.14 Tax Identification Numbers of each Borrower
Exhibit 7.1.16 Patents, Trademarks, Copyrights and Licenses
Exhibit 7.1.19 Contracts Restricting Borrowers' Right to Incur
Debts
Exhibit 7.1.20 Litigation
Exhibit 7.1.22(a) Capitalized Leases
Exhibit 7.1.22(b) Operating Leases
Exhibit 7.1.23 Pension Plans
Exhibit 7.1.25 Labor Contracts
Exhibit 8.1.3  Compliance Certificate
Exhibit 8.2.5  Permitted Liens

     Exhibit 21          List of Subsidiaries

                                                            Exhibit 21




                        List of Subsidiaries


            Autoworks, Inc.  - Michigan

             Meisenzahl Auto Parts, Inc. - New York

             HFV, Inc. - Delaware

                    Exhibit  23   Consent  of  Coopers  &  Lybrand
                    L.L.P. with respect to Financial Statements and Financial Statement Schedules (filed herewith)

Exhibit 23

               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of Hahn Automotive Warehouse, Inc. on Form S-8 (File Nos. 33-81854 and 33-64100) of our report dated November 25, 1997, on our audits of the consolidated financial statements and financial statement schedule of Hahn Automotive Warehouse, Inc. as of September 30, 1997 and 1996, and for each of the three fiscal years in the period ended September 30, 1997, which reports are included in this Annual Report on Form 10-K.







                          By:  S//Coopers & Lybrand, L.L.P.





Rochester, New York
December 24, 1997

              Exhibit 24     Powers of Attorney

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//Michael Futerman
                              Michael Futerman, Director

                       POWER OF ATTORNEY


     The undersigned officer of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By: s//Albert J. Van Erp
                              Albert J. Van Erp, Principal
                                 Financial    Officer    and
     Principal
                                   Accounting Officer

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By: s//Daniel J. Chessin
                              Daniel J. Chessin, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//Ira D. Jevotovsky
                              Ira D. Jevotovsky, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//Stephen B. Ashley
                              Stephen B. Ashley, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//William A. Buckingham
                                 William    A.   Buckingham,
     Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//Robert I. Israel
                              Robert I. Israel, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 19, 1997




                         By:  s//E. Philip Saunders
                              E. Philip Saunders, Director

     Exhibit 27          Selected Financial Data


                                              EXHIBIT 27