Form 10-Q
period 1997-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1998-02-12
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                   December 31, 1997

Commission File Number                            0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.

     (Exact name of Registrant as specified in its charter)

     NEW YORK                                     16-0467030

(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

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

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 12, 1998; 4,745,014.

HAHN AUTOMOTIVE WAREHOUSE, INC.

Index


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1997 and September 30, 1997


          Condensed Consolidated Statements of Operations - for the quarters ended December 31, 1997 and December 31, 1996


          Condensed Consolidated Statements of Cash Flows - for the quarters ended December 31, 1997 and December 31, 1996


          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


  HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE
              SHEETS
 (In Thousands except share data)

              ASSETS                  12/31/97     9/30/97
                                    (Unaudited)
Current Assets:
  Cash                                      $86        $632
  Trade Accounts Receivable
    net of allowance for
      doubtful accounts                  15,450      16,995
  Inventory                              40,471      42,516
  Other Current Assets                    5,121       4,862
Total Current Assets                     61,128      65,005

Property, Equipment, and
  Leasehold Improvements, net             4,756       5,062
Other Assets                              8,104       7,725

                                         73,988      77,792
LIABILITIES AND SHAREHOLDERS'
  EQUITY

Current Liabilities:
  Current portion of long-term
    debt and capital lease
      obligations                         1,544       1,330
Notes payable-officers and
  affiliates                              2,482       2,704
  Accounts payable                        8,412      12,062
  Compensation related
    liabilities                           1,373       1,880
  Discontinued Operations                 4,689       5,066
  Other accrued expenses                  3,133       3,215
Total Current Liabilities                21,633      26,257

Long-term Debt                           39,659      38,896
Capital Lease Obligations                   255         275


Total Liabilities                        61,547      65,428

Shareholders' Equity:
  Common stock (par value $.01
    per share authorized
      20,000,000 shares; issued
        and outstanding
          4,745,014)                         47          47
Additional Paid-in Capital               25,975      25,975
Retained Earnings                      (13,581)    (13,658)

Total Shareholders' Equity               12,441      12,364

                                        $73,988     $77,792



    HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF
               OPERATIONS
For the Three Months Ended December 31,
             1997 and 1996
 (In Thousands except for share and per
              share data)
              (Unaudited)

                                            1997         1996
                                                      (Restated)
Net sales                                   $31,539      $33,872

Cost of products sold                        19,410       20,770

  Gross profit                               12,129       13,102

Selling, general and
  administrative expense                     10,777       10,628
Depreciation and amortization                   397          425

  Operating Income                              955        2,049

Interest expense                              (947)      (1,070)

Interest and service charge income              112          112
  Income from continuing
    operations before provision
     for income taxes                           120        1,091

  Provision for income taxes                     43          435

Income from continuing operations               $77         $656
Loss from discontinued operations,
  net of income tax benefit                       0        (585)

Net income                                      $77          $71

Basic and diluted earnings per share:

  Income from continuing operations           $0.02        $0.14

  Loss from discontinued operations           $0.00      ($0.12)

  Net income                                  $0.02        $0.02

Basic and diluted weighted average
  number of shares                        4,745,014    4,745,014



      HAHN AUTOMOTIVE WAREHOUSE, INC.
         STATEMENTS OF CASH FLOWS
  For the Three Months Ended December 31,
               1997 AND 1996
              (In Thousands)
                (Unaudited)
                                               1997         1996
                                                         (Restated)
Cash flows from operating activities:

  Net income                                       $77         $656
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:

        Depreciation and amortization              397          425
  Provision for doubtful accounts and
    notes                                          172          172
Change in assets and liabilities:
  Trade receivables                              1,373        1,559
  Inventory                                      2,045      (4,560)
  Other assets                                   (652)      (9,914)
  Accounts payable and other accruals          (4,616)        1,669

Net cash used in operating activities          (1,204)      (9,993)

Cash flows from investing activities:
  Additions to property, equipment
    and leasehold improvements                    (77)        (567)
Net cash used in investing activities             (77)        (567)

Cash flows from financing activities:
 Net borrowings under Revolving Credit
    Agreement                                    1,146        9,250
 Proceeds from long-term debt and
    demand notes                                    18        1,519
 Payments from long-term debt and
    demand notes                                  (87)         (77)
 Payment of notes payable-officers
    and affiliates                               (222)         (24)
 Payment of capital lease obligations            (120)        (105)

Net cash provided by financing
  activities                                       735       10,563

Net decrease in cash                             (546)            3
Cash at beginning of year                          632           79
Cash at end of period                               86           82

Supplemental disclosures of cash
  flow information
    Cash paid during the quarter for:

      Interest                                    $765       $1,185

      Income taxes                                 $28          $39

HAHN AUTOMOTIVE WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result of its Chapter 11 bankruptcy filing, the Company's AUTOWORKS, Inc. subsidiary (see note 2 below) has been deconsolidated. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1997, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Discontinued Operations

In the third quarter of fiscal 1997, the Company made the decision to exit its retail business. On July 24, 1997, the Company's retail subsidiary, AUTOWORKS, Inc. ("AUTOWORKS"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Under Chapter 11, AUTOWORKS will operate as a debtor-in-possession while its assets are sold or liquidated, and its debts restructured. As a result, the Company has deconsolidated, and classified as a discontinued operation, the AUTOWORKS subsidiary. The consolidated financial statements presented herein, (including all prior period statements which have been restated to reflect the reclassification and to conform to current year presentation), reflect discontinued operations separately from continuing operations.

The assets and liabilities of AUTOWORKS are summarized as follows:

          Assets                             12/31/97   9/30/97
Cash                                          $250       $833
Accounts Receivable, net                       190         40
Inventory                                        0        220
Property, Plant and Equipment                  500        712
Other Assets                                   114        127

Total Assets                                 1,054      1,932

          Liabilities

Current Liabilities                        $17,028    $17,906
Due to Affiliates                           33,375     33,375

Total Liabilities                           50,403     51,281

Liabilities Exceeding Assets               $49,349    $49,349


3. Stockholder's Equity

On March 15, 1997, the Board of Directors declared a 4% stock dividend on the Company's common stock, distributable May 1, 1997 to stockholders of record as of April 10, 1997. Accordingly, an amount equal to the fair market value of the additional shares issued has been charged to retained earnings and credited to common stock and additional paid-in capital at September 30, 1997, which were restated to reflect this 4% stock dividend.

4. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which was issued by the Financial Accounting Standards Board in 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensations including stock options. Reported earnings per share in prior periods have been restated to conform with the provisions of SFAS 128.



                                             Three Months
                                          Ended December 31
                                        1997            1996
BASIC AND DILUTED EARNINGS PER SHARE
Basic and Diluted Shares Outstanding:
  Weighted average number of
    shares outstanding                  4,745,014  4,745,014

  Net income                            $77              $71

  Basic and Diluted EPS                 $.02            $.02


The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive.

5. Debt (in thousands)


Long-term debt consists of the following:

                                        12/31/97       9/30/97
Credit Facility Agreement               38,976        37,830
Other Long-term Debt                     2,151         2,220
Less Current Maturities                (1,468)       (1,154)

                                       $39,659       $38,896


On October 22, 1997, the Company closed on a New Credit Facility Agreement. The new agreement expires on October 22, 2002 and provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. The proceeds of the initial borrowings under the Credit Facility Agreement were used to repay all amounts outstanding under the Company's previously existing credit agreement and Senior Secured Notes. Borrowings outstanding under the previous credit agreement and Senior Secured Notes as of September 30, 1997 are assumed to have been replaced as of the balance sheet dates with borrowings under the New Credit Facility Agreement.

Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.9% and 8.5%, respectively, at December 31, 1997.

As of February 11, 1998, the Company had an outstanding balance of $36.9 million under the New Credit Facility.

The New Credit Facility Agreement is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth and fixed charge ratio requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio.

On December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal shareholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4.0 million on terms and conditions to be negotiated with, but ultimately determined by the Special Committee. As a result, the Company executed promissory notes ("Notes") with the Chief Executive Officer and the President of the Company, on February 1 and January 24, 1996, respectively, in the aggregate amount of $2,150,000. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

6. Contingencies

The Official Unsecured Creditors' Committee in the AUTOWORKS bankruptcy proceeding has requested that AUTOWORKS pursue a claim against the Company for alleged preferential transfers between the Company and AUTOWORKS amounting to approximately $6.5 million. Such

Committee is presently investigating this claim and the transactions in general between the Company and AUTOWORKS through discovery which is being conducted as permitted under Bankruptcy Court procedures, although no adversary proceeding has been commenced. Counsel for AUTOWORKS has rejected the Committee's request on the grounds that the claim does not appear to have merit. However, the Committee has the ability to pursue Bankruptcy Court relief in its own right. The Committee has also indicated that relief may be sought against the Company under the doctrine of substantive consolidation for alleged fraud in connection with the Company's acquisition of AUTOWORKS, and under fraudulent conveyance laws. While the Company would vigorously defend itself and does not believe that it should be held liable under applicable law should this claim ever be brought in an adversary proceeding, there can be no assurance that the Company would prevail or, because of the early stage of discovery, as to the magnitude of any potential exposure therefrom. The Company believes that the Committee is investigating, through the aforementioned discovery, both its asserted claim and other possible claims which it may or may not assert in the future. There can be no assurance the Committee or other parties to the bankruptcy proceeding will not assert other claims against the Company in the future.

HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussions set forth in this form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, dated December 29, 1997, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in the December 29, 1997, Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Due to AUTOWORKS continuing losses and negative cash flow, the Company decided, during Fiscal 1997 to exit the retail business and focus its operations in the wholesale automotive aftermarket segment. AUTOWORKS filed a Chapter 11 Petition for Reorganization on July 24, 1997. As a result, the Company has deconsolidated AUTOWORKS and classified it as a discontinued operation in the

Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures and do not include
AUTOWORKS.

Hahn Automotive Warehouse, Inc. (the "Company") operates its automotive aftermarket business both through the Company and its wholly-owned subsidiary, Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operations of the Company on a consolidated basis.

Results of Operations

The Company's net sales for the fiscal quarter ended December 31, 1997 declined to $31.5 million, from $33.9 million for the same fiscal quarter last year. This 7.1% decrease resulted mainly from the reduced sale of auto parts due primarily to mild weather conditions and increased competition at the Advantage Store division. For the quarter on a same location basis, net sales dropped by 8.2% at the full service distribution centers and 7.3% at the Advantage Auto stores, both which were partially offset by a 1.2% increase at the direct distribution centers.


Gross profit for the current quarter decreased $973,000 as compared to the first quarter of fiscal 1997. Gross profit expressed as a percentage of sales decreased to 38.5% from 38.7% for the previous fiscal year. This percentage decrease is mainly due to an unfavorable change in sales mix resulting from the decrease in Advantage Auto store sales as a percentage of net sales.

Selling, general and administrative expenses increased $149,000 from $10.6 million in the first quarter of fiscal 1997, to $10.8 million for the comparable quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expense increased to 34.2% from 31.4% for the same period last year. This percentage increase is directly related to the net sales decreases in all segments of the business.

Depreciation and amortization decreased $28,000 from $425,000 during the corresponding quarter last year, to $397,000 for the first quarter of the current fiscal year. This decrease is the result of utilization of operating leases rather than the purchase of fixed assets (which occurred due to the capital expenditure limitation imposed by the Company's New Credit Facility), which was partly offset by an increase in amortization of good will related to the acquisitions of Nu-Way Auto Parts, Inc. and Finn Auto Parts of Canandaigua, Inc., which occurred on October 14, 1997, and May 1, 1998 respectively.

As a result of the factors discussed above, operating income declined $1.1 million, from $2.0 million in the previous fiscal year to $955,000 in the current year's first quarter. As a percentage of sales the operating income declined to 3.0% from 6.0% in the same quarter of fiscal 1997.

Interest expense declined $123,000 to $947,000 from $1.1 million for the same quarter of the previous fiscal year. This decline is the result of lower borrowings on the New Credit Facility.

As a result of the factors discussed above, income from continuing operations decreased $579,000 to $77,000, or $.02 per share, from $656,000, or $.14 per share, for the same quarter last year.

Net income increased $6,000, or 8.5%, from $71,000 for the first quarter of fiscal 1997 to $77,000 for the first fiscal quarter of 1998. This increase, taking into consideration the change in income from continuing operations, is largely due to the discontinuance in fiscal 1997 of AUTOWORKS as losses from discontinued operations were incurred in the first quarter of fiscal 1997, but not in fiscal 1998.

Basic and diluted earnings per share and weighted average number of shares outstanding as of December 31, 1996 have been restated to reflect the 4% stock dividend to shareholders of record on April 10, 1997. This dividend was distributed on May 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1998, continuing operations consumed net cash of $1.0 million, largely due to a decrease in accounts payable of $4.7 million which was partially offset by decreases in trade accounts receivable and inventory of $1.4 million and $2.0 million, respectively. These changes reflect the company's efforts to reduce inventory levels during the quarter.

Investing activities consist mainly of routine capital expenditures for delivery vehicles, computer equipment, and store and warehouse fixtures. Capital expenditures from continuing operations were $77,000 during the first quarter of fiscal 1998.

Financing activities during the first quarter of fiscal 1998 generated $735,000 of cash, due to an increase of net borrowings under the Company's New Credit Facility, partially offset by payments on long-term debt.

In the future the Company expects to make minor strategic acquisitions and open new direct distribution centers and Advantage Auto stores to the extent that its debt service and other funding requirements permit. The Company's ability to continue to open new direct distribution centers will depend on the its ability to negotiate extended payment terms with vendors, which initially minimizes additional working capital requirements. The Company believes that it will be able to continue to obtain such financing.

On October 22, 1997, the Company entered into a Loan and Security Agreement (the "New Credit Facility") with Fleet Capital Corporation ("Fleet Capital"), which provides for, among other things, a revolving credit facility with $50.0 million in maximum availability subject, however, to borrowing base restrictions, including a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. The proceeds of the initial borrowing under the New Credit Facility, $36.0 million were used to repay all amounts outstanding under the previous credit agreement and Senior Secured Notes.

At the Company's option, loans outstanding under the New Credit Facility may be maintained at either (a) the LIBOR rate plus 1.75% to 2.5% basis points depending on the Company's financial performance or (b) the prime rate of Fleet Capital plus up to 75 basis points depending on the Company's financial performance. LIBOR is fixed for interest periods of one, two, three or six months at the option of the Company.

The Company is required to pay an unused facility fee of between 25 basis points and 37.5 basis points (depending on the Company's financial performance) on the unutilized revolving facility commitment. The Company must pay a letter of credit fee equal to Fleet Bank's prime rate plus up to 75 basis points (depending on the Company's financial performance) on the aggregate stated amount of each letter of credit for its stated duration.

The obligations of the Company under the New Credit Facility are secured by a first priority security interest on substantially all present and future assets of the Company. The obligations of the Company under the New Credit Facility are guaranteed up to a maximum amount of $2.5 million by Michael Futerman, who is an officer, director and the principal shareholder of the Company. Secured mortgages on certain real estate were pledged as collateral guarantees by Michael Futerman.

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

As of February 11, 1998, the Company had an outstanding balance of $36.9 million under the New Credit Facility.

The Company is subject to various actual and potential losses, claims, obligations and proceedings, including those pertaining to AUTOWORKS as well as others, as disclosed in Form 10-K Part I,
Item 3, and in Note 6 to the Financial Statements. The Company has made provision for certain anticipated operating expenses (such as certain real estate and equipment lease obligations and self-insured exposures) of AUTOWORKS for which it may be jointly liable with AUTOWORKS, recorded at $5.1 million at September 30, 1997. While the Company believes that these recorded liabilities and other reserves are reasonable in light of the Company's current information, the judgments involved in the determination thereof are inherently subjective and uncertain such that there can be no assurance that they will prove sufficient in light of future developments.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. The Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs, through the balance of fiscal 1998.

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each Fiscal year than in the first half.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

As reported above, on October 22, 1997, the Company and Fleet
Capital Corporation entered into a Loan and Security Agreement.
The Loan and Security Agreement restricts the Company's ability to declare and pay non-stock dividends.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Restated Certificates of Incorporation of Hahn (Exhibit 3.1 to The Company's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993) Incorporated by reference.

3.2 Amended and Restated By-Laws of Hahn (Exhibit 3 to Hahn's
   Quarterly Report on Form 10-Q for quarterly period ended March
   31, 1994)  Incorporated by reference.

27  Financial Data Schedule

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



Dated:  February 12, 1998

                           EXHIBIT 27