Form 10-Q
period 1998-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1998-05-15
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        March 31, 1998


Commission File Number                            0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                     16-0467030

(State or other jurisdiction of              I.R.S. Employer
incorporation or organization                Identification No.


       415   West  Main  Street   Rochester,   New   York 14608
Address of principal executive offices)                (Zip Code)

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

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 14, 1998; 4,745,014.




                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1998 and September 30, 1997


          Condensed Consolidated Statements of Operations - for the six months and three months ended March 31, 1998 and March 31, 1997


          Condensed Consolidated Statements of Cash Flows - for the six months ended March 31, 1998 and March 31, 1997


          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
    (In Thousands except share data)
                 ASSETS                     3/31/98     9/30/97
                                          (Unaudited)
Current Assets:
  Cash                                           $332       $632
  Trade Accounts Receivable net of
    allowance for doubtful accounts            16,140     16,995
  Inventory                                    40,060     42,516
  Other Current Assets                          2,752      4,862
Total Current Assets                           59,284     65,005

Property, Equipment, and Leasehold
  Improvements, net                             7,487      5,062
Other Assets                                    7,730      7,725

                                               74,501     77,792
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
    and capital lease obligations               1,905      1,330
 Notes payable-officers and affiliates          2,320      2,704
  Accounts payable                              8,463     12,062
  Compensation related liabilities              1,622      1,880
  Discontinued Operations                       4,484      5,066
  Other accrued expenses                        2,920      3,215


Total Current Liabilities                      21,714     26,257

Long-term Debt                                 37,117     38,896
Capital Lease Obligations                       3,153        275
Total Liabilities                              61,984     65,428

Shareholders' Equity:
  Common stock (par value $.01 per share;
  authorized 20,000,000 shares;
  issued and outstanding 4,745,014)                47         47
Additional Paid-in Capital                     25,975     25,975
Retained Earnings                            (13,505)   (13,658)

Total Shareholders' Equity                     12,517     12,364

                                              $74,501    $77,792


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME
(In Thousands except for
share and per share data)
(Unaudited)
                              For the 6 Months  For the 6 Months
                              Ended March 31,   Ended March 31,
                                    1998              1997
                                                   (Restated)
Net sales                              $63,852           $67,502
Cost of Products Sold                   39,689            41,709

Gross Profit                            24,163            25,793

Selling, General and
  Administrative Expense                21,435            21,829
Depreciation and Amortization              810               847


Operating Income                         1,918             3,117

Interest Expense                       (1,904)           (2,245)
Interest and Service Charge
  Income                                   225               235

Income from Continuing
  Operations Before
Provisions
    for Taxes                              239             1,107
Provision for (Benefit from)
  Income Taxes                              86               425
Income from Continuing
  Operations                               153               682
Loss from Discontinued
  Operations, Net of Income
    Tax Benefit                              0           (2,086)

Net Income (Loss)                         $153          ($1,404)

Basic and Diluted Earnings
  Per Share:

Income From Continuing
  Operations                             $0.03             $0.14
Loss From Discontinued
  Operations                             $0.00           ($0.44)

Net Income (Loss)                        $0.03           ($0.30)

Basic and Diluted Weighted
  Average Number of Shares           4,745,014         4,745,014
</TABLE


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME
(In Thousands except for
share and per share data)
(Unaudited)


                              For the 3 Months  For the 3 Months
                              Ended March 31,   Ended March 31,
                                    1998              1997
                                                   (Restated)
Net sales                              $32,313           $33,630
Cost of Products Sold                   20,279            20,938

Gross Profit                            12,034            12,692

Selling, General and
  Administrative Expense                10,658            11,200
Depreciation and Amortization              413               422

Operating Income                           963             1,070

Interest Expense                         (957)           (1,175)
Interest and Service Charge
  Income                                   113               121

Income from Continuing
  Operations Before
Provisions
    for Taxes                              119                16
Provision for (Benefit from)
  Income Taxes                              43              (10)
Income from Continuing
  Operations                                76                26
Loss from Discontinued
  Operations, Net of Income
    Tax Benefit                              0           (1,501)

Net Income (Loss)                          $76          ($1,475)

Basic and Diluted Earnings
  Per Share:

Income From Continuing
  Operations                             $0.02             $0.01


Loss From Discontinued
  Operations                             $0.00           ($0.32)

Net Income (Loss)                        $0.02           ($0.31)

Basic and Diluted Weighted
  Average Number of Shares           4,745,014         4,745,014

HAHN AUTOMOTIVE WAREHOUSE, INC.
STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                         6 Mo. Ended    6 Mo.
                                                        Ended
                                           3/31/98     3/31/97
                                                      (Restated)
Cash flows from operating activities:
  Net income (Loss)                             $153     ($1,404)
  Adjustments to reconcile net income to
    net cash provided by operating
      activities:
      Depreciation and amortization              810          847
  Provision for doubtful accounts and            289          265
notes

Change in assets and liabilities:
  Trade receivables                              566        (774)
  Inventory                                    2,456      (2,553)
  Other assets                                 2,076      (4,349)
  Accounts payable and other accruals        (4,734)        3,799

Net cash provided by (used in) operating
  activities                                   1,616      (4,169)
Cash flows from investing activities:
  Additions to property, equip. and
    leasehold improvements, net                 (70)        (786)
Net cash used in investing activities           (70)        (786)


Cash flows from financing activities:
  Net borrowings under (payment of) line
    of credit                                (1,163)        4,000
 Proceeds from long-term debt and demand
   notes                                          62        1,519
 Payments of long-term debt and demand
   notes                                       (174)        (169)
 Payment of notes payable-officers and
   affiliates                                  (384)        (178)
 Payment of capital lease obligations          (187)        (214)

Net cash provided by (used in) financing
  activities                                 (1,846)        4,958

Net increase (decrease) in cash                (300)            3
Cash at beginning of year                        632           79

Cash at end of period                            332           82

Supplemental disclosures of cash flow
  information Cash paid during the
quarter
    for:
    Interest                                  $2,071       $2,117

    Income taxes paid                            $50         $135

    In January, 1998 the company renewed
      capital lease agreements relating to
        the rental of Distribution Centers    $3,136           $0



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at September 30, 1997 has been derived from the Company's audited financial statements at that date. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1997, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

As  a  result of its Chapter 11 bankruptcy filing, the  Company's
AUTOWORKS,   Inc.  subsidiary  (see  note  2  below)   has   been
deconsolidated.

Operating results for the six month period ended March  31,  1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Discontinued Operations

In the third quarter of fiscal 1997, the Company made the decision to exit its retail business. On July 24, 1997, the Company's retail subsidiary, AUTOWORKS, Inc. ("AUTOWORKS"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Under Chapter 11, AUTOWORKS has operated as a debtor-in-possession while its assets are sold or liquidated, and its debts restructured. As a result, the Company has deconsolidated, and classified as a discontinued operation, the AUTOWORKS subsidiary. The consolidated financial statements presented herein, (including all prior period statements which have been restated to reflect the reclassification and to conform to current year presentation), reflect discontinued operations separately from continuing operations.
The assets and liabilities of AUTOWORKS, INC. are summarized as follows:

          Assets                             3/31/98    9/30/97

Cash                                           $74       $833
Accounts Receivable, net                         6         40
Inventory                                        0        220
Property, Plant and Equipment                  500        712
Other Assets                                   104        127

Total Assets                                   684      1,932

          Liabilities

Current Liabilities                        $16,658    $17,906
Due to Affiliates                           33,375     33,375

Total Liabilities                           50,033     51,281

Liabilities Exceeding Assets               $49,349    $49,349

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

4.  Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which was issued by the Financial Accounting Standards Board in 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensations including stock options. Reported earnings per share in prior periods have been restated to conform with the provisions of SFAS 128. This restatement did not have an impact on earnings per share as reported in prior periods.




                                             Six Months
                                          Ended March 31
                                        1998            1997
BASIC AND DILUTED EARNINGS PER SHARE

Basic and Diluted Shares Outstanding:
  Weighted average number of
    shares outstanding                  4,745,014  4,745,014

  Net income (Loss)                     $153        ($1,404)

  Basic and Diluted EPS                 $.03          ($.30)

The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of March 31, 1998.

5.  Debt (in thousands)

Long-term debt consists of the following:

                                        3/31/98        9/30/97

Credit Facility Agreement               36,667        37,830
Other Long-term Debt                     2,108         2,220
Less Current Maturities                (1,658)       (1,154)

                                       $37,117       $38,896

The Company's credit facility agreement, which expires on October 22, 2002, provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.7% and 8.5%, respectively, on March 31, 1998.

As of May 12, 1998, the Company had an outstanding balance of $35.9 million under the Credit Facility Agreement.

Borrowings outstanding under the Credit Facility Agreement are collateralized by substantially all of the Company's assets. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth, fixed charge ratio, minimum tangible net worth and minimum fixed charge coverage ratio requirements.

The Company has outstanding subordinated notes to its Chief Executive Officer and President in the original principal amount of $2,150,000 that bear interest at an annual rate of 12%. The Notes require monthly principal and interest payments with possible mandatory prepayments of principal if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

6.  Contingencies

As disclosed in previous filings, the Official Unsecured Creditors' Committee ("Committee") in the AUTOWORKS, INC. bankruptcy proceeding had indicated that it may pursue claims against the Company, for alleged preferential transfers between the Company and AUTOWORKS, Inc. amounting to approximately $6.5 million and under the doctrine of substantive consolidation for alleged fraud in connection with the Company's acquisition of AUTOWORKS, INC., and under fraudulent conveyance laws. On April 22, 1998, a Settlement Agreement and Release was negotiated, subject to approval by the United States Bankruptcy Court in the Western District of New York, between the Company and the Committee. In exchange for the Committee releasing all claims against the Company, the Company is obligated to pay the bankruptcy estate of AUTOWORKS, INC. up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. Such amounts are appropriately reserved for in the discontinued operations line item on the balance sheet.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors identified from time to time by the Company in press releases, other communications with the Company's stockholders and the Company's filings with the Security and Exchange Commission from time to time including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, dated December 29, 1997, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider all such factors listed in the December 29, 1997, Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company. The Company assumes no obligation to update forward looking statements to reflect events or circumstances after the date on which such statements were made.

Due to AUTOWORKS, INC. continuing losses and negative cash flow, the Company decided, during Fiscal 1997 to exit the retail business and focus its operations in the wholesale automotive aftermarket segment. AUTOWORKS, INC. filed a Chapter 11 Petition for Reorganization on July 24, 1997. As a result, the Company has deconsolidated AUTOWORKS, INC. and classified it as a discontinued operation in the Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures and do not include AUTOWORKS, INC..

Hahn Automotive Warehouse, Inc. (the "Company") operates its automotive aftermarket business both through the Company and its wholly-owned subsidiary, Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operations of the Company on a consolidated basis.

Results of Operations - three months ended March 31, 1998, compared to three months ended March 31, 1997.

The Company's net sales for the fiscal quarter ended March 31, 1998 declined $1.3 million to $32.3 million, from $33.6 million for the same fiscal quarter last year. This 3.9% decrease resulted from mild winter weather conditions and increased competition at the Advantage Store level. For the quarter, on a comparable location basis, net sales decreased by 4.1% at the full service Distribution Centers, 6.7% at the Advantage Auto Stores, and .8% at the Direct

Distribution Centers.

Gross profit for the current quarter decreased $658,000 as compared to the second quarter of fiscal 1997. Gross profit expressed as a percentage of net sales decreased to 37.2% from 37.7% for the previous fiscal year due to an unfavorable change in sales mix resulting from the decrease in Advantage Auto Store sales as a percentage of net sales, and a change in entitlements from the Direct Distribution Division's largest vendor as a result of the discontinuance of AUTOWORKS, Inc.

Selling, general and administrative expense decreased $542,000 from $11.2 million in the first quarter of fiscal 1997, to $10.7 million for the comparable quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expense decreased to 33.0% from 33.3% as a result of the Company's efforts to control and reduce expenses.

Depreciation and amortization decreased $9,000 from $422,000 during the corresponding quarter last year, to $413,000 during the second quarter of the current fiscal year. This decrease is the result of utilization of operating leases rather than the purchase of fixed assets (which occurred due to the capital expenditure limitation imposed by the Company's Credit Facility Agreement), which was partly offset by an increase in amortization of goodwill related to the acquisitions of Nu-Way Auto Parts, Inc. and Finn Auto Parts of Canandaigua, Inc., which occurred on October 14, 1996, and May 1, 1997 respectively.

As a result of the factors discussed above, operating income declined $107,000 from $1.1 million in the previous fiscal year to $963,000 in the current year's second quarter. As a percentage of net sales, operating income declined to 3.0% from 3.2% in the same quarter of fiscal 1997.

Interest expense declined $218,000 to $957,000 from $1.2 million for the same quarter of the previous fiscal year. This decline is the result of lower average borrowings outstanding on the Company's revolving line of credit.

As   a  result  of  the  factors  discussed  above,  income  from continuing operations increased $50,000 to $76,000, or $.02 per share, from $26,000, or $.01 per share, for the same quarter last year.

Net income increased $1.6 million, from a loss of $1.5 million for the second quarter of fiscal 1997 to a profit of $76,000 for the second fiscal quarter of 1998. This increase, taking into consideration the change in income from continuing operations, is largely due to the one time charge taken by the Company in June of 1997 in connection with the discontinuance of the AUTOWORKS, INC. business.

Basic and diluted earnings per share and weighted average number of shares outstanding as of March 31, 1997 have been restated to reflect the 4% stock dividend to shareholders of record on April
10, 1997.  This dividend was distributed on May 1, 1997.

Results of Operations - six months ended March 31, 1998, compared to six months ended March 31, 1997.

The Company's net sales decreased $3.6 million or 5.4% from $67.5 million for the six months ended March 31, 1997 to $63.9 million for the corresponding six months of fiscal 1998. The major factors in the sales decline were the net reduction of 3 Advantage Auto Stores since March 31, 1997, increased competition and the mild winter. On a comparable location basis, net sales declined by 6.1% at the Distribution Centers, 8.3% at the Advantage Auto Stores and 0.1% at the Direct Distribution
Centers. Also as a percentage of the Company's net sales, contributions by each division for the first six months of fiscal 1998 were as follows: Distribution Centers - 48.5%, Advantage Auto Stores - 37.2% and Direct Distribution Centers - 14.3%.

Gross profit for the first six months of the current fiscal year decreased by $1.6 million to $24.2 million from $25.8 million for the same period of the previous fiscal year. As a percentage of sales, gross profit decreased to 37.8% from 38.2% for the previous year. This percentage decrease is primarily due to an unfavorable change in sales mix resulting from the decrease in Advantage Auto Store sales as a percentage of net sales and a change in entitlements from the Direct Distribution division's largest vendor as a result of the discontinuance of AUTOWORKS, Inc.

Selling, general and administrative expense declined $394,000 from $21.8 million for the first six months of fiscal 1997 to
$21.4 million for the same period of fiscal 1998. This is primarily due to the Company's efforts to control and reduce expenses. As a percentage of sales, selling, general and administrative expense increased to 33.6% from 32.3% in the previous fiscal year. This decline was largely due to decreased sales as discussed above.

Depreciation and amortization decreased $37,000 from $847,000 in fiscal 1997 compared to $810,000 for the same period in the present fiscal year. This decrease is the result of a decrease in capital expenditures during the previous fiscal year as a result of the Company's policy of generally leasing certain fixed asset replacements (i.e. vehicles and computers) instead of purchasing them due to limitations under the Company's Credit Facility Agreement, partially offset by an increase in amortization of goodwill related to the Nu-Way Auto Parts Inc. and Finn Auto Parts of Canandaigua, Inc. acquisitions which occurred on October 14, 1996 and May 1, 1997, respectively.

As a result of the factors discussed above, operating income declined $1.2 million from $3.1 million for the first six months of fiscal year 1997 to $1.9 million for the first six months of fiscal 1998. As a percentage of sales, operating income declined to 3.0% from 4.6% in the same six month period of 1997.

Interest  expense decreased $341,000, in the first six months  of fiscal  1998, to $1.9 million.  This decrease is attributable  to
lower   average   borrowings  outstanding  under  the   Company's
revolving line of credit.

As a result of these factors the Company's income from continuing operations for the six month period ended March 31, 1998, decreased to $153,000 or $.03 per share, compared to $682,000 or $.14 per share for the six months ended March 31, 1997.

Net income increased $1.6 million from a loss of $1.4 million for the six month period ended March 31, 1997, to a profit of $153,000 for the comparable six month period in fiscal 1998. This increase, taking into consideration the change in income from continuing operations, is largely due to the one time charge taken in June of 1997 in connection with the discontinuance of the AUTOWORKS, INC. business.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998, operations provided net cash of $1.6 million, largely due to decreases in trade accounts receivable, inventory and other assets of $566,000, $2.5 million and $2.1 million respectively which was substantially offset by a $4.7 million decrease in accounts payable. These changes reflect the Company's efforts to improve its working capital position.

Investing   activities   consist  mainly   of   routine   capital
expenditures  for  delivery  vehicles,  computer  equipment   and
fixtures.   Capital expenditures, net of disposals, were  $70,000
during the first six months of fiscal 1998.

Financing  activities  during  the  six  months  of  fiscal  1998 consumed $1.8 million of cash, due to decreased borrowings under the Company's revolving line of credit and payments on long-term debt.

On October 22, 1997, the Company entered into a Loan and Security Agreement (the "New Credit Facility") with Fleet Capital Corporation which provides for, among other things, a revolving credit facility with $50.0 million in maximum availability (subject to borrowing base restrictions), a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. For a description of the Credit Facility Agreement terms see Note 5 to the Financial Statements included in Part I Financial Information, Item I Financial Statements in this Quarterly Report.

As of May 12, 1998, the Company had an outstanding balance of $35.9 million under its revolving line of credit and availability of $4.6 million.

In the future the Company expects to make minor strategic acquisitions and open new direct distribution centers and Advantage Auto stores to the extent that its debt service and other funding requirements permit. The Company's ability to continue to open new direct distribution centers will depend on its ability to negotiate extended payment terms with vendors, which initially minimizes additional working capital requirements. The Company believes that it will be able to continue to obtain such financing.

The Company is subject to various actual and potential losses, claims, obligations and proceedings arising out of the AUTOWORKS, Inc. bankruptcy as disclosed in its annual report on Form 10-K for the fiscal year ended September 30, 1997, Part I, Item 3, and in Note 6 to the Financial Statements. The Company has made provision for certain anticipated operating expenses (such as certain real estate and equipment lease obligations and self-insured exposures) of AUTOWORKS, INC. for which it may be jointly liable with AUTOWORKS, INC., amounting to $4.5 million and $5.1 million on March 31, 1998 and September 30, 1997, respectively.

As discussed under Part II Other Information - Item 1, Legal Proceedings, the Company has negotiated a settlement of the claims asserted against it by the Official Unsecured Creditor Committee in the AUTOWORKS, Inc. bankruptcy proceeding. The settlement requires the Company to pay the AUTOWORKS, Inc.
bankruptcy estate $2.0 million in five equal annual payments without interest. The loss recorded by the Company for the AUTOWORKS, Inc. bankruptcy proceeding includes sufficient reserves for these settlement payments as disclosed in Note 6 to the Financial Statement.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, in July 1997, the Company's wholly-owned subsidiary, AUTOWORKS, Inc. filed a petition for relief for reorganization under Chapter 11 of Bankruptcy Code. The proceeding was brought in and is presently pending in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). Subsequent to the filing, the Official Unsecured Creditor's Committee ("Committee") in the AUTOWORKS, Inc. bankruptcy proceeding and the Company have reached a compromise and settlement in connection with the Committee's claim for alleged preferential transfers between the Company and AUTOWORKS, Inc. amounting to approximately $6.5 million and under the doctrine of substansive consolidation for alleged fraud in connection with the Company's acquisition of AUTOWORKS, Inc., and under fraudulent conveyance laws. The Committee's request to pursue this claim was previously rejected by counsel for AUTOWORKS, Inc. on grounds that the claim did not appear to have merit and no adversary proceeding has been brought by the Committee. AUTOWORKS, Inc. and the

Committee have filed a motion to approve the compromise and settlement agreement and a hearing has been scheduled for May 20, 1998. The motion seeks Bankruptcy Court approval of a settlement between AUTOWORKS, Inc. ("Debtor"), the Committee, the Company, Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Fleet Bank, The Chase Manhattan Bank, Manufacturers and Traders Trust, and Sumitomo Bank, Ltd. (collectively, the "Bank Group"). The basic terms of the Settlement Agreement and Release are as follows: (1) the Company will make payments to the Debtor's Estate up to a maximum of $2.0 million over four years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but in no event will the Company pay the Debtor's Estate less than the amount of $1.6 million by June 15, 2002; (2) the Company and it insiders and affiliates will release all claims against the Debtor's Estate; (3) the Bank Group and Mass Mutual will release all claims against the Debtor and the Company; (4) the Debtor's Estate and the Committee will release all claims against the Company, the Bank Group and Mass Mutual; and (5) the Company will provide reasonable support to the Debtor's Estate in connection with claims objections and avoidance actions. A Settlement Agreement and Release will be executed by the parties upon receipt of Bankruptcy Court approval.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   The Company held its Annual Meeting of Shareholders  on
March 16, 1998.

      (b) At said Annual Meeting of Shareholders the following nominees were elected to the Board of Directors:

                    Mike Futerman
                    Eli N. Futerman
                    William A. Buckingham
                    Robert I. Israel

     The number of votes cast for the election of directors were as follows:

                                                    Votes
                                   Votes For      Withheld

          Mike Futerman            4,178,423      566,591
          Eli N. Futerman          4,180,611      564,403
          William A. Buckingham    4,180,611      564,403
          Robert I. Israel         4,180,611      564,403

      The terms of the following directors continued after the meeting:

                    Daniel J. Chessin
                    Ira D. Jevotovsky
                    Stephen B. Ashley
                    E. Philip Saunders



      (c) Shareholders approved a third amendment to the Company's Stock Option Plan for the purpose of repricing options in order to provide effective incentive to the non-director option holders to exercise their options and more closely align their interest with those of the Company's shareholders.

      The number of votes cast for the Plan Amendment were as follows:

Votes For        Votes Against   Votes Abstained    Unvoted

3,980,231             491,766         1,798         271,218


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:  s//Mike Futerman
                                      Mike Futerman
                                      Chief Executive Officer

                                   By:  s//Eli N. Futerman
                                      Eli N. Futerman
                                      President



                                   By:  s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance



Dated:  May  14, 1998

                          EXHIBIT INDEX

          27 Selected financial information as required for Edgar electronic filing for the six months ended March 31, 1998.


                           Exhibit 27

     Selected financial information as required for Edgar electronic filing for the six months ended March 31, 1998.