Form 10-Q
period 1998-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1998-08-12
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        June 30, 1998

Commission File Number                            0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                     16-0467030
(State or other jurisdiction of              (I.R.S. Employer
incorporation   or  organization       Identification Number)

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


<PAGE 1>
YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 12, 1998; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 1998 and September 30, 1997             3


          Condensed Consolidated Statements of Operations -
          for the nine months and three months ended
          June 30, 1998 and June 30, 1997                  4


          Condensed Consolidated Statements of Cash Flows -
          for the nine months ended June 30, 1998
          and June 30, 1997                                7


          Notes to Condensed Consolidated
          Financial Statements                             8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                               18

Item 6.   Exhibits and Reports on Form 8-K                19

SIGNATURES                                                19

EXHIBIT INDEX                                             20





<PAGE 2>


     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
     (In Thousands except share data)

                                            6/30/98     9/30/97
ASSETS                                     Unaudited
Current assets:
  Cash                                           $408       $632
  Trade accounts receivable net of
    allowance for doubtful accounts            16,936     16,995
  Inventory                                    41,430     42,516
  Other current assets                          2,828      4,862
Total current assets                           61,602     65,005

  Property, equipment, and leasehold
    improvements, net                           7,167      5,062
  Other assets                                  7,608      7,725
Total assets                                  $76,377    $77,792

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
    and capital lease obligations              $1,686     $1,330
  Notes payable-officers and
    affiliates                                  2,157      2,704
  Accounts payable                              9,718     12,062
  Compensation related liabilities              1,586      1,880
  Discontinued operations                       4,060      5,066
  Other accrued expenses                        3,358      3,215
Total current liabilities                      22,565     26,257

  Long-term debt                               37,845     38,896
  Capital lease obligations                     3,040        275
Total liabilities                              63,450     65,428

<PAGE 3>
Shareholders' equity:
  Common stock (par value $.01 per
    per share; authorized 20,000
      shares; issued and
        outstanding 4,745,014)                     47         47
  Additional paid-in capital                   25,975     25,975
  Retained earnings                          (13,095)   (13,658)
Total shareholders' equity                     12,927     12,364

Total liabilities and
  shareholders' equity                        $76,377    $77,792




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands except share and per share data)
(Unaudited)

                                            For the 9
                                           Months Ended
                                             June 30,
                                         1998         1997
Net sales                                 $99,660      $105,422
Cost of products sold                      62,343        65,580
Gross profit                               37,317        39,842

Selling, general
  administrative expense                   32,721        33,942
Depreciation and amortization               1,199         1,280
Operating Income                            3,397         4,620

Interest expense                          (2,832)       (3,526)
Interest and service charge
  income                                      326           341
Income from continuing
  operations before provision
<PAGE 4>
    for taxes                                 891         1,435
Provision for income taxes                    328           550
Income from continuing
  operations                                  563           885
Loss from discontinued
  operations:
Write-down of investment in
  subsidiary, net of tax                        0      (18,789)
Loss from discontinued
  operations, net of tax                        0       (3,937)
Total loss from discontinued
  operations                                    0      (22,726)
Net income (loss)                            $563     ($21,841)

Basic and diluted earnings
  per share:
Income from continuing
  operations                                $0.12         $0.19
Loss from discontinued
  operations                                $0.00       ($4.79)

Net income (loss) per share                 $0.12       ($4.60)

Basic and diluted weighted
  average number of shares              4,745,014     4,745,014

HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands except share and per share data)
(Unaudited)

                                            For the 3
                                              Months
                                           Ended June 30,
                                         1998          1997
Net sales                                 $35,808       $37,920
Cost of products sold                      22,654        23,871
Gross profit                               13,154        14,049

Selling, general
  administrative expense                   11,286        12,114
<PAGE 5>
Depreciation and amortization                 389           433
Operating Income                            1,479         1,502

Interest expense                            (928)       (1,281)
Interest and service charge
  income                                      101           107
Income from continuing
  operations before provision
    for taxes                                 652           328
Provision for income taxes                    242           125
Income from continuing
  operations                                  410           203
Loss from discontinued
  operations:
Write-down of investment in
  subsidiary, net of tax                        0      (18,789)
Loss from discontinued
  operations, net of tax                        0       (1,851)
Total loss from discontinued
  operations                                    0      (20,640)
Net income (loss)                            $410     ($20,437)

Basic and diluted earnings
  per share:
Income from continuing
  operations                                $0.09         $0.04
Loss from discontinued
  operations                                $0.00       ($4.35)

Net income (loss) per share                 $0.09       ($4.31)

Basic and diluted weighted
  average number of shares              4,745,014     4,745,014








<PAGE 6>

HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands except per share data)
(Unaudited)

                                           9 Months    9 Months
                                             Ended      Ended
                                            6/30/98    6/30/97
Cash flows from operating
  activities:
  Net income (loss)                             $563       $885
  Adjustments to reconcile
    income to net cash provided by
      operating activities:
  Depreciation and amortization                1,199      1,280
  Provision for doubtful accounts
    and notes                                    491        458
  Loss from discontinued operations
    before non-cash items                               (3,103)

Changes in assets and liabilities:
  Trade receivables                            (432)    (5,235)
  Inventory                                    1,086      (774)
  Other assets                                 2,113    (1,612)
  Accounts payable and other
    accruals                                 (3,501)      (161)
  Net assets of discontinued
    operations                                     0    (1,457)
Net cash provided by (used in)
  operating activities                         1,519    (9,719)

Cash flows from investing
  activities:
  Additions to property, equip. and
    leasehold improvements, net                (130)    (1,026)
Net cash used in investing
  activities:                                  (130)    (1,026)
<PAGE 7>
Cash flows from financing
  activities:
  Net borrowings under (payment of)
    line of credit                             (685)     12,069
  Proceeds from long-term debt and
    demand notes                                 119      1,908
  Payment of long-term debt and
    demand notes                               (244)    (2,425)
  Payment of notes payable -
    officers and affiliates                    (547)      (203)
  Payment of capital lease
    obligations                                (256)      (325)

  Net cash provided by (used in)
    financing activities                     (1,613)     11,024

Net increase (decrease) in cash                (224)        279
Cash at beginning of year                        632         79

Cash at end of period                           $408       $358

Supplemental disclosures of cash
  flow information
  Cash paid during the quarter for:
    Interest                                  $2,994     $3,867

    Income taxes paid                            $95       $135

    In January, 1998 the company
      renewed capital lease
        agreements relating to the
          rental of Distribution
            Centers                           $3,136         $0



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

<PAGE 8>
Basis of Presentation

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

Operating results for the nine month period ended June  30,  1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Discontinued Operations

In the third quarter of fiscal 1997, the Company made the decision to exit its retail business. On July 24, 1997, the Company's retail subsidiary, AUTOWORKS, Inc. ("AUTOWORKS"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Under Chapter 11, AUTOWORKS has operated as a debtor-in-possession while its assets are sold or liquidated, and its debts restructured. As a result, the
Company has deconsolidated, and classified as a discontinued operation, the AUTOWORKS subsidiary. The consolidated financial statements presented herein, (including all prior period statements which have been restated to reflect the reclassification and to conform to current year presentation), reflect discontinued operations separately from continuing operations.
<PAGE 9>
The assets and liabilities of AUTOWORKS are summarized as follows:


          Assets                             6/30/98   9/30/97
Cash                                            $0       $833
Accounts Receivable, net                     1,600         40
Inventory                                        0        220
Property, Plant and Equipment                  500        712
Other Assets                                     0        127

Total Assets                                 2,100      1,932

          Liabilities

Current Liabilities                        $18,074    $17,906
Due to Affiliates                           33,375     33,375

Total Liabilities                           51,449     51,281

Liabilities Exceeding Assets               $49,349    $49,349


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

<PAGE 10>

                                             Nine Months
                                            Ended June 30
                                        1998            1997
BASIC AND DILUTED EARNINGS PER SHARE
Basic and Diluted Shares Outstanding:
  Weighted average number of
    shares outstanding                  4,745,014  4,745,014

  Net income (Loss)                     $563       ($21,841)

  Basic and Diluted EPS                 $.12         ($4.60)


The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options, which amounted to 560,329, were out of the money as of June 30, 1998.

5. Debt (in thousands)

Long-term debt consists of the following:


                                        6/30/98        9/30/97
Credit Facility Agreement               37,145        37,830
Other Long-term Debt                     2,094         2,220
Less Current Maturities                (1,394)       (1,154)

                                       $37,845       $38,896

The Company's credit facility agreement, which expires on October 22, 2002, provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.7% and 8.5%, respectively, on June 30, 1998.

As of August 12, 1998, the Company had an outstanding balance of $32.6 million under the Credit Facility Agreement.
<PAGE 11>
Borrowings outstanding under the Credit Facility Agreement are collateralized by substantially all of the Company's assets. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth, fixed charge ratio, minimum tangible net worth and minimum fixed charge coverage ratio requirements. As of June 30, 1998, the Company was in compliance with all covenants except the fixed charge ratio. An appropriate waiver of this covenant was received for the fiscal quarter ended June 30, 1998.

The Company has outstanding subordinated notes to its Chief Executive Officer and President in the original principal amount of $2,150,000 which bear interest at an annual rate of 12%. The Notes require monthly principal and interest payments with possible mandatory prepayments of principal if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

6. Contingencies

As disclosed in previous filings, the Official Unsecured Creditors' Committee ("Committee") in the AUTOWORKS, Inc., ("AUTOWORKS") bankruptcy proceeding had indicated that it may pursue claims against the Company, for alleged preferential transfers between the Company and AUTOWORKS, amounting to approximately $6.5 million and under the doctrine of substantive consolidation and for alleged fraud in connection with the Company's acquisition of AUTOWORKS, and under fraudulent conveyance laws. On April 22, 1998, a Settlement Agreement and Release was negotiated, subject to approval by the United States Bankruptcy Court in the Western District of New York, between the Company and the Committee. Under the settlement agreement and release, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the AUTOWORKS bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. Such amounts are appropriately reserved for in the discontinued operations line item on the balance sheet. The bankruptcy court approved the Settlement Agreement and Release by order dated June 18, 1998. The Settlement Agreement and Release was thereafter signed by all parties and the Company made the first payment to the AUTOWORKS bankruptcy estate in the amount of $320,000 on July 1, 1998.



<PAGE 12>
Year 2000

The Company is a licensee of its mainframe warehouse and jobbing store software under a long-term licensing agreement. The software provider is responsible for maintenance of the systems including modifications to enable uninterrupted usage after the year 2000. Accordingly, the Company will not incur any significant costs related to correcting any year 2000 deficiencies. The software provider has a formal plan for compliance with year 2000 system enhancements which is expected to be completed midway through 1999. However at this time it is unwilling to release the details of the plan to its clients or third parties. Additional investigation of all other areas of the Company are in process. It is anticipated that financial exposure will be minimal.

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

Due to AUTOWORKS, Inc., ("AUTOWORKS") continuing losses and negative cash flow, the Company decided, during the fiscal year ended September 30, 1997 to exit the retail business and focus its operations in the wholesale automotive aftermarket segment. AUTOWORKS filed a Chapter 11 Petition for Reorganization in the United States Bankruptcy Court for the Western District of New York on July 24, 1997 to assure orderly administration of AUTOWORKS'
<PAGE 13>
assets and liabilities. As a result, the Company has deconsolidated AUTOWORKS and classified it as a discontinued operation in the Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures and do not include AUTOWORKS.

Hahn Automotive Warehouse, Inc. (the "Company") operates its automotive aftermarket business both through the Company and its wholly-owned subsidiary, Meisenzahl Auto Parts, Inc. Unless otherwise indicated, the discussion herein refers to the financial condition and results of operations of the Company on a consolidated basis.

Results of Operations - three months ended June 30, 1998, compared to three months ended June 30, 1997.

The Company's net sales for the fiscal quarter ended June 30, 1998 declined $2.1 million to $35.8 million, from $37.9 million for the same fiscal quarter last year. This 5.6% decrease resulted from mild winter weather conditions, increased competition at the Advantage Store level and the general softness in the aftermarket auto parts industry. For the quarter, on a comparable location basis, net sales decreased by 6.6% at the full service Distribution Centers, 6.6% at the Advantage Auto Stores, and .7% at the Direct Distribution Centers.

Gross profit for the current quarter decreased $895,000 as compared to the third quarter of fiscal 1997. Gross profit expressed as a percentage of net sales decreased to 36.7% from 37.0% for the previous fiscal year due primarily to a change in entitlements from the Direct Distribution Division's largest vendor as a result of the discontinuance of AUTOWORKS.

Selling, general and administrative expense decreased $828,000 from $12.1 million in the third quarter of fiscal 1997, to $11.3 million for the comparable quarter of fiscal 1998 as a result of the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense decreased to 31.5% from 31.9%.

Depreciation and amortization decreased $44,000 from $433,000 during the corresponding quarter last year, to $389,000 during the third quarter of the current fiscal year. This decrease is the result of utilization of operating leases rather than the purchase of fixed assets (which occurred due to the capital expenditure limitation imposed by the Company's Credit Facility Agreement), which was partly offset by an increase in depreciation and amortization of goodwill related to the acquisitions of Nu-Way Auto Parts, Inc. and Finn Auto Parts of Canandaigua, Inc., which occurred on October 14, 1996, and May 1, 1997 respectively.
<PAGE 14>
As a result of the factors discussed above, operating income declined $23,000 from $1.5 million in the previous fiscal year to $1.48 million in the current year's third quarter. As a percentage of net sales, operating income increased to 4.1% from 4.0% in the same quarter of fiscal 1997.

Interest expense declined $353,000 to $928,000 from $1.3 million for the same quarter of the previous fiscal year. This decline is the result of lower average borrowings outstanding on the Company's revolving line of credit.

As   a  result  of  the  factors  discussed  above,  income  from continuing operations increased $207,000 to $410,000, or $.09 per share, from $203,000, or $.04 per share, for the same quarter last year.


Net income increased $20.8 million, from a loss of $20.4 million for the third quarter of fiscal 1997 to a profit of $410,000 for the third fiscal quarter of 1998. This increase, taking into consideration the change in income from continuing operations, is largely due to the one time charge taken by the Company in June of 1997 in connection with the discontinuance of the AUTOWORKS business.

Basic and diluted earnings per share and weighted average number of shares outstanding as of March 31, 1997 have been restated to reflect the 4% stock dividend to shareholders of record on April
10, 1997.  This dividend was distributed on May 1, 1997.

Results of Operations - nine months ended June 30, 1998, compared to nine months ended June 30, 1997.

The Company's net sales decreased $5.8 million or 5.5% from $105.4 million for the nine months ended June 30, 1997 to $99.6 million for the corresponding nine months of fiscal 1998. The major factors in the sales decline were the closing of five Advantage Auto Stores during the first nine months of the current fiscal year, increased competition, mild winter and the general softness in the industry. On a comparable location basis, net sales declined by 6.3% at the Distribution Centers, 7.7% at the Advantage Auto Stores and 0.2% at the Direct Distribution
Centers. Also as a percentage of the Company's net sales, contributions by each division for the first nine months of fiscal 1998 were as follows: Distribution Centers - 48.2%, Advantage Auto Stores - 37.0% and Direct Distribution Centers - 14.8%.

Gross profit for the first nine months of the current fiscal year decreased by $2.5 million to $37.3 million from $39.8 million for the same period of the previous fiscal year. As a percentage of sales, gross profit decreased to 37.4% from 37.8% for the
<PAGE 15>
previous year. This percentage decrease is primarily due to an unfavorable change in sales mix resulting from the decrease in Advantage Auto Store sales as a percentage of net sales and a change in entitlements from the Direct Distribution division's largest vendor as a result of the discontinuance of AUTOWORKS.

Selling, general and administrative expense declined $1.2 million from $33.9 million for the first nine months of fiscal 1997 to $32.7 million for the same period of the current fiscal year as a result of the Company's efforts to control and reduce expenses. As a percentage of sales, selling, general and administrative expense increased to 32.8% from 32.2% in the previous fiscal year. This percentage increase was largely due to decreased sales as discussed above.

Depreciation and amortization decreased $81,000 from $1.3 million in Fiscal 1997 compared to $1.2 million for the same period in the present fiscal year. This decrease is the result of utilization of operating leases rather then the purchase of fixed assets (which occurred due to the capital expenditure limitation imposed by the Company's Credit Facility Agreement), which was partially offset by an increase in depreciation and amortization of goodwill related to the Nu-Way Auto Parts Inc. and Finn Auto Parts of Canandaigua, Inc. acquisitions which occurred on October 14, 1996 and May 1, 1997, respectively.

As a result of the factors discussed above, operating income declined $1.2 million from $4.6 million for the first nine months of fiscal year 1997 to $3.4 million for the first nine months of fiscal 1998. As a percentage of sales, operating income declined to 3.4% from 4.4% in the same nine month period of 1997.

Interest expense decreased $694,000, in the first nine months  of fiscal  1998, to $2.8 million.  This decrease is attributable  to
lower   average   borrowings  outstanding  under  the   Company's
revolving line of credit.

As a result of these factors the Company's income from continuing operations for the nine month period ended June 30, 1998, decreased to $563,000 or $.12 per share, compared to $885,000 or $.19 per share for the nine months ended June 30, 1997.

Net income increased $22.4 million from a loss of $21.8 million for the nine month period ended June 30, 1997, to a profit of $563,000 for the comparable nine month period in the current fiscal year. This increase, taking into consideration the change in income from continuing operations, is largely due to the one time charge taken in June of 1997 in connection with the discontinuance of the AUTOWORKS business.



<PAGE 16>
LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1998, operations provided net cash of $1.5 million, largely due to decreases in non cash items, inventory and other assets of $1.7 million, $1.1 million and $2.1 million respectively which was substantially offset by a $3.5 million decrease in accounts payable. These changes reflect the Company's efforts to improve its working capital position.

Investing   activities   consist  mainly   of   routine   capital
expenditures  for  delivery  vehicles,  computer  equipment   and
fixtures.  Capital expenditures, net of disposals, were  $130,000 during the first nine months of the current  fiscal year.

Financing activities during the nine months ended June  30,  1998 consumed $1.6 million of cash, due to payments made on the Company's revolving line of credit and other long-term debt.

On October 22, 1997, the Company entered into a Loan and Security Agreement (the "New Credit Facility") with Fleet Capital Corporation which provides for, among other things, a revolving credit facility with $50.0 million in maximum availability (subject to borrowing base restrictions), a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. For a description of the Credit Facility Agreement terms see Note 5 to the Financial Statements included in Part I Financial Information, Item I Financial Statements in this Quarterly Report. As of August 12, 1998, the Company had an outstanding balance of $32.6 million under its revolving line of credit and availability of $5.2 million.

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

The Company is subject to various actual and potential losses, claims, obligations and proceedings arising out of the AUTOWORKS bankruptcy proceeding as disclosed in its annual report on Form 10-K for the fiscal year ended September 30, 1997, Part I, Item 3, and in Note 6 to the Financial Statements. The Company has provided for certain anticipated operating expenses (such as certain real estate and equipment lease obligations, self-insured exposures, and the AUTOWORKS Settlement Agreement and Release as discussed in footnote 6) of AUTOWORKS for which it may be jointly liable with AUTOWORKS, amounting to $4.1 million and $5.1 million
<PAGE 17>
on June 30, 1998 and September 30, 1997, respectively.

As discussed under Part II Other Information - Item 1, Legal Proceedings, the Company has negotiated a settlement of the claims asserted against it by the Official Unsecured Creditor Committee in the AUTOWORKS bankruptcy proceeding. The settlement requires the Company to pay the AUTOWORKS bankruptcy estate up to $2.0 million in five equal annual payments without interest. The loss recorded by the Company for the AUTOWORKS bankruptcy proceeding includes sufficient reserves for these settlement payments as disclosed in Note 6 to the condensed Financial Statements.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, in July 1997, AUTOWORKS filed a petition for reorganization under Chapter 11 of Bankruptcy Code. The proceeding was brought in and is presently pending in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). Subsequent to the filing, the Official Unsecured Creditor's Committee ("Committee") in the AUTOWORKS bankruptcy proceeding and the Company have reached a compromise and settlement in connection with the Committee's claims for alleged preferential transfers between the Company and AUTOWORKS amounting to approximately $6.5 million, under the doctrine of substantive consolidation, for alleged fraud in connection with the Company's acquisition of AUTOWORKS, and under fraudulent conveyance laws. On June 18, 1998, the Bankruptcy Court approved a settlement between AUTOWORKS, the Committee, the Company, Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Fleet Bank, The Chase Manhattan Bank, Manufacturers and Traders Trust, and Sumitomo Bank, Ltd. (collectively, the "Bank Group"). The basic terms of the Settlement Agreement and Release are as follows: (1) the Company will make payments to the AUTOWORKS bankruptcy estate up to a maximum of $2.0
<PAGE 18>
million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but in no event will the Company pay the AUTOWORKS bankruptcy estate less than the amount of $1.6 million by June 15, 2002; (2) the Company and its insiders and affiliates will release all claims against the estate; (3) the Bank Group and Mass Mutual will release all claims against AUTOWORKS and the Company; (4) the AUTOWORKS bankruptcy estate and the Committee will release all claims against the Company, the Bank Group and Mass Mutual; and (5) the Company will provide reasonable support to the AUTOWORKS bankruptcy estate in connection with claims objections and avoidance actions. A Settlement Agreement and Release will be executed by the parties upon receipt of Bankruptcy Court approval. The Bankruptcy Court approved the Settlement Agreement and Release by order dated June 18, 1998, the Settlement Agreement and Release was thereafter signed by all parties and the Company made the first payment to the AUTOWORKS bankruptcy estate in the amount of $320,000 on July 1, 1998.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Settlement Agreement and Release dated June 29, 1998 between AUTOWORKS, Inc., The Committee, The Company, Fleet Bank,
     Manufacturers and Traders Trust, Sumitomo Bank, Ltd., Chase Manhattan Bank and Massachusetts Mutual Life Insurance Company.

27   Selected   financial   information  as  required   for   Edgar
     electronic filing for the nine months ended June 30, 1998.

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

<PAGE 19>

                                   By:  s//Albert J. Van Erp
                                      Albert J. Van Erp
                                      Vice President - Finance



Dated:  August 12, 1998


                           EXHIBIT 3.1


                 UNITED STATES BANKRUPTCY COURT
                    WESTERN DISTRICT NEW YORK


In Re:                                  Chapter 11

     AUTO WORKS, INC.,                  Case No. 97-22809

                    Debtor.



                SETTLEMENT AGREEMENT AND RELEASE

     Auto Works, Inc. (hereinafter referred to interchangeably as "Debtor" and "Auto Works"), Hahn Automotive Warehouse, Inc. and its affiliates ("Hahn"), the Official Unsecured Creditors' Committee of Auto Works, Inc. (the "Committee"), Fleet National Bank as successor to Fleet Bank, The Chase Manhattan Bank, Manufacturers Traders and Trust Company and The Sumitomo Bank,
Limited (the "Banks") and Massachusetts Mutual Life Insurance Company ("Mass Mutual"), hereby agree and stipulate as follows:

          I.

                          RECITATIONS

     1. On July 24, 1997, Debtor filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Western District of New York ("Bankruptcy Court"). The Debtor's bankruptcy filing created an estate comprised of the property identified in Bankruptcy Code 541 (the "Debtor's Estate") including, without limitation, all of the claims and causes of action of the Debtor, which are, in part, the subject of this Agreement.



<PAGE 20>
     2.   On August 1, 1997, the United States Trustee, pursuant to
Bankruptcy   Code     1102  appointed  the  Official   Unsecured
Creditors' Committee (the "Committee").


      3. On August 19, 1997, the Bankruptcy Court entered its Order Pursuant to Section 363(b) of the Bankruptcy Code, Rule 6004 and Local Bankruptcy Rule 6004-1, Approving the Transfer of Substantially All of the Debtor's Assets to Gordon Brothers, Inc. Free and Clear of All Liens and Encumbrances (the "Sale Order").

      4. Paragraph 20 of the Sale Order provided that the Sale Order was without prejudice to the Committee bringing any claim or cause of action, provided that any action against the Banks or Mass Mutual, had to be asserted within 120 days of the entry of the Sale Order.

      5. The Sale Order was entered on August 19, 1997, and accordingly, the original deadline for bringing claims and causes of action against the Banks and Mass Mutual was on or about December 17, 1997. Subsequently, the Committee, the Banks, Mass Mutual, Debtor and Hahn agreed to amend paragraph 20 of the Sale Order and stipulated to extensions of the deadline by which time the Committee must bring any claims or causes of action, if any, against the Banks and/or Mass Mutual. The last Stipulation filed and approved by the Court provided for a deadline of June 1, 1998 for the Committee to bring any claims or causes of action, if any, against the Banks and/or Mass Mutual.

      6. On October 1, 1997, after reviewing Debtor's Statement of Financial Affairs and Amended Statement of Financial Affairs filed by Debtor, the Committee inquired whether the Debtor would initiate actions against Hahn arising out of the transfer of approximately $6.5 million dollars in proceeds from the Debtor to Hahn on the basis that such transfers were preferential under 11 U.S.C. 547 (the "Preference Claims"). On or about October 31, 1997, Debtor responded to the Committee's demand and indicated that it would not then institute suit against Hahn and that the Debtor disputed the validity of the Preference Claims.

      7. On or about January 13, 1998, in accordance with the Sale Order, Debtor and the Committee entered into a stipulation whereby the Committee was authorized to commence litigation on behalf of the Debtor's Estate against the Banks and Mass Mutual, to the extent that the Committee deemed it appropriate and beneficial to Debtor's Estate, to avoid liens and recover transfers by the Debtor to the Banks and Mass Mutual pursuant to among other bases, 11 U.S.C. 544, 548 and 550 and 273-276 of New York's Debtor and Creditor Law. (the "Avoidance Actions").



<PAGE 21>
      8. The Banks and Mass Mutual have alleged that they are entitled to recovery from Hahn in the event that the Avoidance Actions are pursued and/or recovered upon by the Committee, including but not limited to reimbursement of attorneys' fees expended in defending the Avoidance Actions (the "Contribution Claims").

      9. Hahn asserts that Debtor's Estate is indebted to Hahn in an amount no less than $35,000,000.00.

      10. The Banks and Mass Mutual denied and continue to deny all allegations with respect to the Avoidance Actions.

      11. Hahn denies and continues to deny that it is liable on account of the Preference Claim or the Contribution Claims.

      12. The Committee, Hahn, Debtor, the Banks and Mass Mutual have negotiated a compromise and settlement of all claims and causes of action under the terms set forth in this Agreement.

          II.

                           AGREEMENT

A.   Hahn's Obligations

      1. Payment Obligation of Hahn. Hahn agrees to pay to the Debtor's Estate, or its successor in interest, up to a total amount of $2,000,000 (the "Obligation") as follows:

          a. Promissory Note. The Obligation shall be memorialized by a Promissory Note payable to the Bankruptcy Estate of Auto Works, Inc. by Hahn substantially in the form attached hereto as Exhibit "A" with a face amount of a maximum of $2,000,000.00.

          b.   Cash Payments.  The Note shall obligate Hahn as follows:

               (1) A cash payment in the amount of $320,000.00 on the later of June 15, 1998 or ten (10) days after the entry of an order by the Bankruptcy Court approving this Settlement Agreement that has not been appealed or stayed.

               (2) A cash payment in the amount of $320,000.00 on June 15, 1999.

               (3) A cash payment in the amount of $320,000.00 on June 15, 2000.


<PAGE 22>
               (4) A cash payment in the amount of $320,000.00 on June 15, 2001.

               (5) A cash payment in the amount of $320,000.00 on June 15, 2002.

          b. Contingent Payments. In addition, Hahn agrees to make the following additional payment under the Note under the conditions set forth below:

               (1) In the event Hahn fails to timely make any payment in accordance with paragraph 1.b(1)-(5) above, then the Obligation shall be immediately due and payable in an amount calculated as the sum of all payments due but not paid under paragraph 1.b(1)-(5) above plus an additional $100,000 for every payment due but not paid at such time not to exceed the total maximum amount of the Obligation.

               (2) In the event at any time prior to June 15, 2002, Michael Futerman and Eli Futerman, combined, cease to own, either legally or beneficially, at least 25% of the then issued and outstanding common stock of Hahn, then the full amount of the Promissory Note shall be fully due and payable deducting only the amounts actually paid.

     2.    Non-monetary  Obligations of  Hahn.   In  addition  to
Obligation set forth above, Hahn agrees as follows:

          a. Neither Hahn nor any of its officers or directors, in any capacity whatsoever, shall seek to convert the Debtor's case to Chapter 7;

          b. Hahn shall use its best efforts and fully cooperate with Debtor in closing Debtor's bankruptcy case. All of Hahn's efforts and cooperation under this Settlement Agreement shall be at no cost to Debtor, its Estate, or the Committee. Hahn's best efforts and cooperation shall include, but not be limited to:
               (1)    providing  Debtor's  Estate  and  Committee
          representatives (or their successors in interest) copies of books and records of Auto Works for purposes of analyzing and preparing claims objections and avoidance actions on behalf for the Debtor's Estate. The Estate shall have the obligation of using the documents the Committee copied in connection with the Committee's investigation as a source of first resort;




<PAGE 23>
               (2)    providing  Debtor's  Estate  and  Committee
          representatives (or their successors in interest) reasonable access to Hahn's accounting officers and staff, consistent with their usual duties for Hahn, for purposes of reasonable support, including testimony, regarding claims objections and avoidance actions; and

               (3) storing the Debtor's Estate's books and records related to claims objections and avoidance actions in a usable form until the Debtor's Bankruptcy
          Case is closed; and

          c.    Hahn shall use its best efforts to assist  Debtor
in   securing  approval  of  this  Settlement  Agreement  by  the
Bankruptcy Court.

B.             Committee's Obligation.
     The Committee shall use its best efforts to assist the Debtor in securing approval of this Settlement Agreement by the Bankruptcy Court.

C.             Releases.

     1. Release of Banks and Mass Mutual by Estate. Debtor, on behalf of the Debtor's Estate and any other party who asserts any derivative claims of Debtor or the Debtor's Estate, including, but not limited to, the Committee and any trustee appointed pursuant to any provision of the Bankruptcy Code (collectively referred to as the "Auto Works Group") whether in its current Chapter 11 status or as subsequently converted to Chapter 7, in exchange for the consideration described in this Settlement Agreement, the sufficiency of which is hereby acknowledged, does hereby release, acquit, and forever discharge the Banks and Mass Mutual together with their respective current and former shareholders, directors, officers, employees, agents and attorneys, their predecessors, successors, assigns and subsidiaries of and from any and all claims, demands, rights, damages, liabilities and causes of action of any kind or character, whether known or unknown, including, without limitation, any claims, demands, rights, damages, liabilities and causes of action which the Auto Works Group asserts or could have asserted for any reason, in whole or in part, as the result of any transaction, communication, relationship, payment, or agreement involving or relating to the Auto Works Group or Hahn (hereinafter the "Secured Creditor Released Claims"). The Secured Creditor Released Claims include, but are not limited to, claims for contractual, statutory and other damages, property damages, the Avoidance Actions, the Preference Claims, exemplary damages, prejudgment interest, post-judgment interest, attorney's fees and any and all other damages, liability or payment, of any kind or character, which might be recoverable under any claim or theory. The Auto Works Group acknowledges and agrees that the
<PAGE 24>
release set forth herein is a general release and is intended to be all encompassing, and the Auto Works Group further expressly waives any and all claims for damages which exist as of the date of execution hereof, but of which it did not know or suspect to exist, for any reason whatsoever, and which, if known, would materially affect a decision to enter into this Settlement Agreement; provided, however, with respect to Mass Mutual, this release shall not affect any obligations, if any exist, under any insurance contract. This release shall also not affect any unrelated transactions, customer or banking relationships between the Banks and Hahn, Hahn's affiliates, insiders, officers or directors, the Committee, the Committee members together with the Debtor's and the Committee's respective attorneys, predecessors, successors and assigns, if any exist.

     2. Release of Hahn by the Estate. Debtor, on behalf of the Debtor's Estate and any other party who asserts any derivative claims of Debtor or the Debtor's Estate, including, but not limited to, the Committee and any trustee appointed pursuant to any provision of the Bankruptcy Code (collectively referred to as the "Auto Works Group") whether in its current Chapter 11 status or as subsequently converted to Chapter 7, in exchange for the
consideration   described  in  this  Settlement  Agreement,   the
sufficiency of which is hereby acknowledged, does hereby release, acquit, and forever discharge Hahn together with its current and former shareholders, directors, officers, employees, agents and
attorneys,   their   predecessors,   successors,   assigns    and
subsidiaries of and from any and all claims, demands, rights, damages, liabilities and causes of action of any kind or
character,   whether   known  or  unknown,   including,   without
limitation, any claims, demands, rights, damages, liabilities and causes of action which the Auto Works Group asserts or could have asserted for any reason, in whole or in part, as the result of
any   transaction,  communication,  relationship,   payment,   or
agreement (other than this Settlement Agreement) involving or relating to Auto Works or Hahn (hereinafter the "Hahn Released Claims"). The Hahn Released Claims include, but are not limited to, claims for contractual, statutory and other damages, property damages, the Avoidance Action, the Preference Claims, exemplary damages, prejudgment interest, post-judgment interest, attorney's fees and any and all other damages, liability or payment, of any kind or character, which might be recoverable under any claim or
theory.   The Auto Works Group acknowledges and agrees  that  the
release set forth herein is a general release and is intended to be all encompassing, and the Auto Works Group further expressly waives any and all claims for damages which exist as of the date of execution hereof, but of which it did not know or suspect to exist, for any reason whatsoever, and which, if known, would materially affect a decision to enter into this Settlement Agreement.


<PAGE 25>
     3. Banks' and Mass Mutual's Release of the Estate. The Banks and Mass Mutual, in exchange for the consideration described in this Settlement Agreement, the sufficiency of which is hereby acknowledged, do hereby release, acquit and forever discharge the Debtor's Estate, the Committee, the Debtor's current directors, and officers, the Committee's members, together with the Debtor's and Committee's respective attorneys, predecessors, successors, assigns and subsidiaries from any and all claims, demands, rights, damages, liabilities and causes of action of any kind or
character,   whether   known  or  unknown,   including,   without
limitation, any claims, demands, rights, damages, liabilities and causes of action arising from any indebtedness of Hahn or Debtor owed to the Banks or Mass Mutual, arising pursuant or any way related to, with respect to the Banks, those certain lending agreements between the Banks (individually or collectively), and Hahn entered into prior to June 26, 1996, including, without limitation, the loan and security agreements between Hahn and NorStar Bank, N.A. (predecessor by merger to Fleet National Bank)
as well as the Credit Facility Agreement dated June 26, 1996, as amended, and all related security agreements between the Banks, Hahn and the Debtor, excluding the mortgage loan between EDR Associates and The Chase Manhattan Bank or its predecessors, (collectively the "Bank Agreement") and with respect to Mass Mutual those certain agreements by and between Mass Mutual, the Banks, and the Debtor, including without limitation, that certain Note Agreement dated December 15, 1989 by and between Mass Mutual
and   Hahn,  as  amended  and  all  related  security  agreements
(collectively the "Mass Mutual Agreement") prior to the date of this Settlement Agreement. The Banks and Mass Mutual acknowledge and agree that the release set forth herein is a general release, and further expressly waive any and all claims for damages which exist as of the date of execution hereof, but of which they did not know or suspect to exist, for any reason whatsoever, and
which,   if  known,  would  materially  affect  their  respective
decision to enter into this Settlement Agreement; provided, however, with respect to Mass Mutual, this release shall not affect any obligations, if any exist, under any insurance
contract.   This  release  shall also not  affect  any  unrelated
transactions, customer or banking relationships between the Banks and Hahn, Hahn's affiliates, insiders, officers, directors, the Committee, the Committee members together with the Debtors and the Committee's respective attorneys, predecessors, successors and assigns, if any exist.

     4.   Hahn Entities' Release of the Estate.  Hahn, its affiliates
and  insiders,  as  these  terms are defined  in    101  of  the
Bankruptcy  Code, (collectively the "Hahn Entities") in  exchange for the consideration described in this Settlement Agreement, the sufficiency of which is hereby acknowledged, do hereby release, acquit and forever discharge the Debtor's Estate, the Committee, the Debtor's current directors and officers, the Committee's individual members, together with the Debtor's and
<PAGE 26>
Committee's   respective  attorneys,  predecessors,   successors,
assigns   and  subsidiaries  (collectively  the  "Hahn   Released
Parties") from any and all claims, demands, rights, damages, liabilities and causes of action of any kind or character, whether known or unknown, including, without limitation, any claims, demands, rights, damages, liabilities and causes of action arising from any indebtedness of Hahn or Debtor to any party, including any indebtedness of the Debtor to Hahn, prior to
the  date  of  this  Settlement  Agreement.   The  Hahn  Entities
acknowledge and agree that the release set forth herein is a general release, and further expressly waive any and all claims for damages which exist as of the date of execution hereof, but of which it did not know or suspect to exist, for any reason whatsoever, and which, if known, would materially affect their decision to enter into this Settlement Agreement. To effectuate this release, Hahn agrees to cause to be withdrawn any claims now asserted or which may be asserted by any of its affiliates or insiders against the Hahn Released Parties.

     5. Banks' and Mass Mutual's Release of Hahn. The Banks and Mass Mutual, in exchange for the consideration described in this
Settlement  Agreement,  the  sufficiency  of  which   is   hereby
acknowledged,  do hereby respectively release, quit  and  forever
discharge   Hahn,  its  affiliates,  insiders  and  its   current
directors, officers, attorneys, predecessors, successors, assigns and subsidiaries from any and all claims, events, rights, damages, liabilities and causes of action of any kind or character arising pursuant to or in any way relating to the Bank Agreement or the Mass Mutual Agreement, respectively, prior to the date of this Settlement Agreement, including any and all claims for attorney's fees, whether known or unknown, including
without   limitation  any  claims,  demands,   rights,   damages,
liabilities,   and  causes  of  action  arising  from   (a)   any
Contribution claims; and (b) any indebtedness of Hahn or the Debtor to the Banks or Mass Mutual. The Banks and Mass Mutual acknowledge and agree that the release set forth herein is a general release as it relates to Bank Agreement and the Mass Mutual Agreement, and further expressly waive any and all claims for damages and attorney's fees arising pursuant to the Bank Agreement or the Mass Mutual Agreement which exist as of the date of execution hereof, but of which they did not know or suspect to exist, for any reason whatsoever, and which, if known, would materially affect their decision to enter into this Settlement Agreement; provided, however, with respect to Mass Mutual, this release shall not affect any obligations, if any exist, under any
insurance  contract.   This release also  shall  not  affect  any
unrelated transaction, customer or banking relationship between the Banks and Hahn, Hahn's affiliates, insiders, officers or directors, if any exist, including but not limited to the existing lending arrangement between Hahn and its affiliates and Fleet Capital Corp., The Chase Manhattan Bank and Manufacturing Traders and Trust Company. In the event an Order for Relief is
<PAGE 27>
ever entered in respect of Hahn under the Bankruptcy Code and any transfers by Hahn to the Banks or Mass Mutual are avoided Hahn shall indemnify the Banks or Mass Mutual as the case may be, but only to the extent of any recovery by Hahn or a representative of its Bankruptcy Estate (including any trustee or committee) in respect of such avoidance.

     6. Hahn's Release of Banks and Mass Mutual. Hahn, its affiliates, insiders, officers and directors, in exchange for the consideration described in this Settlement Agreement, the sufficiency of which is hereby acknowledged, do hereby respectively release, quit and forever discharge The Banks and Mass Mutual, together with their current directors, officers, attorneys, predecessors, successors, assigns and subsidiaries from any and all claims, events, rights, damages, liabilities and causes of action of any kind or character whether known or unknown, including without limitation any claims, demands, rights, damages, liabilities, and causes of action arising pursuant or in any way relating to the Bank Agreement or the Mass Mutual Agreement, respectively, prior to the date of this Settlement Agreement including (a) any Contribution Claims; (b) any indebtedness of Hahn or the Debtor to the Banks or Mass Mutual; and (c) any and all attorney's fees. Hahn acknowledges and agrees that the release set forth herein is a general release as it relates to the Bank Agreement or Mass Mutual Agreement and further expressly waives any and all claims for damages which exist as of the date of execution hereof, but of which it did not know or suspect to exist, for any reason whatsoever, and which, if known, would materially affect its decision to enter into this Settlement Agreement; provided, however, with respect to Mass Mutual, this release shall not affect any obligations, if any exist, under any insurance contract. This release shall also not affect any unrelated transactions, customer or banking relationships between the Banks and Hahn, Hahn's affiliates, insiders, officers or directors, if any exist, including but not limited to the existing lending arrangement between Hahn and its affiliates and Fleet Capital Corp.

      7. Warranties and Representations of Authority. Each party signing hereto warrants and represents that prior to executing this Settlement Agreement that: (a) the respective party has not assigned, encumbered, conveyed or transferred any portion of or interest in claims released under this Settlement Agreement; (b) the respective party has read and understand the terms of this Settlement Agreement; and (c) the respective party has executed this Settlement Agreement voluntarily and of said party's own accord and judgment and after consultation with counsel of its choice.




<PAGE 28>
     8. Contract. The parties agree and understand that the release, the forbearance and other agreements set forth herein are contractual and not merely recitals and that they are made in compromise and settlement of claims and shall not be construed as an admission of liability or wrongdoing on the part of any party hereto. It is understood and agreed that it is in the best interests of the parties to settle and compromise their claims, rather than to incur the risks, hazards, and expenses of further litigation and that this Settlement Agreement is entered into for the sole purpose of avoiding the time, expense and uncertainty which would accompany future litigation. The Bankruptcy Court shall retain jurisdiction for the interpretation, settlement, and enforcement of any dispute arising from this Agreement.

     9. Entire Agreement. This Settlement Agreement contains the entire agreement between the parties with regard to the matters set forth herein. No other agreement, statement or promise made by any party, or by any employee, officer, or agent of any party, that is not expressly contained in this Settlement Agreement shall have any force or effect. This Settlement
Agreement may not be altered or amended except by subsequent agreement in writing signed by all parties hereto.

      10. Governing Law. This Settlement Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     11. Multiple Counterparts. This Settlement Agreement may be executed in more than one counterpart and by facsimile and the signature pages (original or facsimile) may be combined to form an original and complete agreement.

     12. Binding Agreement. This Settlement Agreement shall be binding upon the heirs, assigns, administrators, executors, appointed representatives and successors of Hahn, the Banks, Mass Mutual, Debtor, the Committee, and the Debtor's Estate including, but not limited to in the case of the Debtor, the Committee and the Debtor's Estate, any trustee subsequently appointed in the Debtor's bankruptcy case under any provision of the Bankruptcy Code and the order of the Bankruptcy Court approving this Settlement Agreement shall expressly state the same.

     13. Bankruptcy Court Approval. The Settlement Agreement is valid and binding on the parties hereto, subject to Bankruptcy Court approval. In the event this Agreement is not approved by the Bankruptcy Court it will be retroactively null and void and of no further effect.


     EXECUTED on this    day of                 , 1998.


<PAGE 29>
                                   AUTO WORKS, INC.

                                   By:
                                      Eli N. Futerman

                                   Its:  Chief Executive Officer


                                   HAHN AUTOMOTIVE
                                   WAREHOUSE, INC.

                                   By:
                                      Eli N. Futerman

                                   Its:  President


                                   THE OFFICIAL UNSECURED
                                   CREDITORS' COMMITTEE OF
                                   AUTO WORKS, INC.

                                   By:
                                      Charles H. Mendeljian

                                   Its: Chairman


                                   FLEET NATIONAL BANK

                                   By:
                                      [Printed name]

                                   Its:


                                   THE CHASE MANHATTAN BANK

                                   By:
                                      [Printed name]

                                   Its:



                                   MANUFACTURERS TRADERS AND
                                   TRUST COMPANY

                                   By:
                                      [Printed name]
                                   Its:


<PAGE 30>
                                   THE SUMITOMO BANK, LIMITED

                                   By:
                                      [Printed name]

                                   Its:


                                   By:
                                      [Printed name]

                                   Its:


                                   MASSACHUSETTS MUTUAL LIFE
                                   INSURANCE COMPANY

                                   By:
                                      [Printed name]

                                   Its:


                           Exhibit 27

     Selected financial information as required for Edgar electronic filing for the nine months ended June 30, 1998.