Form 10-K
period 1998-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1998-12-22
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:            Commission File Number
    September 30, 1998                          0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its Charter)


         New  York              16-0467030
(State of Incorporation)    (I.R.S. Employer Identification No.)

415 West Main Street, Rochester, New York                 14608
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:(716)235-1595.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE $0.01 PER SHARE             NASDAQ:  NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X or No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 15, 1998, (based upon the closing price of $3.00 on that day, as reported on the NASDAQ:NMS) was approximately $6,551,415. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of December 15, 1998: 4,745,014.

              Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to regulations 14A, not later than 120 days after September 30, 1998, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

                               PART I

Item 1.   BUSINESS

(a)  General Development of Business

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements. Forward-looking statements, which were based upon certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the word "believes", "expects", "intends", "anticipates", "plans to", "estimates", "projects" or similar expressions. Hahn Automotive Warehouse, Inc. desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking Statements" located in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. All references to a "Fiscal" year refer to the twelve (12) month period ended September 30 of such year.

Hahn Automotive Warehouse, Inc. was incorporated in the State of New York in 1958. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the term "Company" refers to Hahn Automotive Warehouse, Inc. and its consolidated subsidiaries other than AUTOWORKS, Inc. ("AUTOWORKS").

The  Company  is  engaged  in the sale of automotive  aftermarket products to commercial service establishments on a regional basis. The Company's business is conducted through ten full-service distribution centers, four specialty distribution centers, nine direct distribution centers and 82 jobber stores that operate in the same areas as the Company's full-service distribution centers generally under the name Advantage Auto Stores. The Company's operations are located along the Eastern Seaboard and in the Midwest.

Until the third quarter of fiscal 1997, the Company's AUTOWORKS, Inc. subsidiary was also engaged in the retail sale of automotive aftermarket products. The Company decided to exit the retail business due to negative cash flow and ongoing losses in that
business.    On   July  24,  1997,  the  Company's   wholly-owned
subsidiary, AUTOWORKS, Inc., filed a petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Chapter 11 Proceeding").See Part 1 - Item 3 "Legal Proceedings"). Thefiling was undertaken to assure the orderly administration of AUTOWORKS' assets and liabilities. Neither the Company nor any Company subsidiary (other than AUTOWORKS) filed a petition or is in bankruptcy. As of November 1, 1998, substantially all of the AUTOWORKS assets had been disposed of and the net proceeds were paid to the AUTOWORKS secured creditors and used for expenses of the bankruptcy estate pursuant to a court order dated August 19, 1997. In connection with the filing, the Company recorded a one-time after-tax charge of $18.8 million, or $3.96 per share. (See
Part II - Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations - General and Note
2 of the Company's Consolidated Financial Statements.)

 On October 22, 1997, the Company entered into a new long-term $50 million credit facility which is secured by substantially all of the Company's assets. The facility consists of up to a $50 million borrowing base revolving credit facility (less the outstanding balance of a $2.5 million term loan, a $3.5 million swing line advance facility and a $2.0 million letter of credit sub-facility). Proceeds from the facility were used to repay the Company's prior revolving credit facility and senior secured
notes.   (See  Part  II  -  Item 7 "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations" - Liquidity and Capital Resources.)

The Official Unsecured Creditors' Committee ("Committee") in the AUTOWORKS Chapter 11 proceeding had indicated that it may pursue certain claims against the Company. On April 22, 1998, a Settlement Agreement and Release was negotiated between the Company and the Committee. Under the settlement agreement and release, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the AUTOWORKS bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. Such amounts are appropriately reserved for in the discontinued operations line item on the balance sheet. The bankruptcy court approved the Settlement Agreement and Release by order dated June 18, 1998, the Settlement Agreement and Release was thereafter signed by all parties and the Company made the first payment to the AUTOWORKS bankruptcy estate in the amount of $320,000 on July 1, 1998.

(c)  Narrative Description of Business

The  Company's continuing operations are contained in one  industry
segment: wholesale sale of automotive aftermarket products.   Below
is a description of the segment.

Industry Overview

The market is composed of two basic segments: Passenger car and light truck products and heavy duty truck products. The Company operates in the passenger car and light truck market, and currently has a minor presence in the heavy duty truck market. The market for passenger car and light truck products has two basic sales channels: (i) wholesale or installed parts service, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, and (ii) retail, serving do-it-yourself ("DIY") retail customers.

The  wholesale  segment is the Company's primary area  of  focus.
Traditionally, the wholesale segment has distributed automotive parts using a three-step or full-service distribution process. With full-service distribution, parts manufacturers deliver parts to warehouse distributors, who then deliver to local jobbers who
sell  individual  parts  to end users  for  installation.   Full-
service distribution allows jobbers to provide rapid parts availability to local area professional installers, including service stations, garages and major accounts. The Company's Full-Service Distribution Centers and jobbing stores participate in this market.

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

Distribution Business

The Company purchases nearly 150,000 automotive aftermarket stock keeping units ("SKUs"), consisting predominately of nationally branded  automotive  hard  parts, as  well  as  maintenance  items,
accessories   and   private   label  products,   from   about   217
manufacturers,   and   distributes  these  products   through   its
distribution  network  to approximately 1,000  independent  jobbing
stores   and   82  Company-owned  jobbing  stores,  which   operate
principally  under the Advantage Auto Stores name.   These  jobbers
supply automotive parts to commercial establishments performing automotive services and, to a much lesser extent, the DIY market. The Company's distribution network consists of ten full-service distribution centers, four specialty distribution centers, nine direct distribution centers and 82 Advantage Auto jobber stores located along the Eastern Seaboard and in the Midwest. The Company generally does not sell tires or perform automobile repairs or installations through either its distribution centers or jobbing operations.

Distribution and Growth Strategy

The Company's distribution strategy is based on five  key elements:

      Rapid Delivery From Extensive Inventory - The Company maintains a broad product inventory consisting of approximately 150,000 stock keeping units (SKU's) throughout its full-service distribution network, from which it generally delivers products to customers within 24 hours of receipt of an order. The Company believes that speed of delivery is essential for a jobber to meet the time constraints of its service establishment customers and to manage its own inventory.

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

     Leadership in Auto Value Programmed Distribution Group - Auto Value Associates, Inc. ("Auto Value") is one of the fastest growing independent national purchasing and marketing programs in the automotive aftermarket. The Company believes that it is one of the largest participants by sales volume and number of jobbing customers who subscribe to Auto Value's marketing program. The Company seeks to convert its independent jobbing customers to the Auto Value program, as the Company believes the servicing and marketing programs are beneficial to the jobbers and result in such customers purchasing the preponderance of their inventory needs from the Company.

      Operating  Efficiencies  -  The  Company's  operations   are
  structured to realize operating efficiencies both for itself and for its customers, to benefit from economies of scale in product purchasing, information systems and employee training and to provide an efficient distribution system with the objectives of ease of order placement and speed of delivery.

Products

The Company's distribution centers and Company-owned jobber stores, operating as Advantage Auto Stores (and Genuine Auto Parts in the Dayton, Ohio, area) (herein collectively referred to as "Advantage Auto Stores"), generally offer a wide selection of predominantly nationally branded automotive products for domestic and foreign cars, vans and light trucks. The Company stocks a wide range of automotive aftermarket products throughout its distribution network, consisting principally of new and remanufactured automotive hard parts, as well as maintenance items and accessory products. Hard parts include, among others, brake parts, exhaust components, engine parts, suspension parts and fuel systems.

The Company's customers purchase name-brand products and private-label products which carry a larger gross profit margin.
These private-label products, marketed under the Parts Master label, are manufactured by a variety of vendors for members of the Auto Value programmed distribution group. Parts Master products accounted for approximately 17.8%, 21.2% and 17.2% of the Company's net sales, in Fiscal 1998, 1997 and 1996, with the remainder of net sales derived from manufacturer's branded products. Since Parts Master brand products have higher profit margins than name brand products, the Company continually seeks ways to expand sales of Parts Master products, in some instances by having national brand manufacturers supply these products under this label.

Distribution Center

Central to the Company's strategy of providing rapid distribution of a broad variety of parts is a distribution network comprised of
three  varieties  of  distribution centers:   full-service,  direct
distribution and specialty (which consist of pick-up and accessory distribution centers).

Full-Service Distribution

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

The Company, in total, operates ten full-service distribution centers, three pick-up distribution centers and one accessory distribution center. The inventory carried by full-service distribution centers generally range from approximately 33,500 to over 75,500 SKUs,
while   the   pick-up  distribution  centers  stock,  on   average,
approximately 19,000 SKUs and the accessory distribution center stocks select items, such as floor mats, antennas and mirrors.

Each full-service distribution center employs a General Manager, a sales force and clerical, stock-handling and delivery employees. Customers may place their stock orders by computer, telephone, fax or in person at service counters.

Direct Distribution

Commencing with the Company's acquisition of Meisenzahl Auto Parts Inc. and an affiliate company (collectively, "Meisenzahl") at the end of Fiscal 1994, the Company entered the direct distribution market. During Fiscal 1995, the Company established three additional direct distribution centers (two of which do business under the name Professional Auto Warehouse) in targeted metropolitan areas. In early Fiscal 1997, the Company acquired four direct-distribution centers in or about the Rochester, New
York, area. (See Part II - Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - General.) The Company has selected direct distribution center locations based on both competitive rent and a high concentration of repair bays.

The Company believes that its direct distribution centers carry a more complete inventory selection than other national direct distributors. The average Company direct distribution center stocks approximately 29,000 SKUs, with the largest stocking over 62,500 SKUs. These locations stock and sell a complete inventory of replacement parts for domestic and foreign cars, vans and light trucks at competitive prices because they utilize a direct distribution system, rather than the traditional full-service (three-step) system used by other suppliers in the industry. In addition to parts, the direct distribution centers also supply professional installers with equipment and tools. Each direct distribution center maintains a delivery fleet to provide professional installers their orders on a rapid basis.

The Company expects to continue to expand the number of its direct distribution centers by opening new locations during Fiscal 1999, subject to debt service and other funding requirements. On September 30, 1998, Meisenzahl was merged into Hahn and Meisenzahl became a division of the Company.

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

Eli N. Futerman, President of the Company is a past Chairman and currently a director of Auto Value. The Company does not believe that any material conflicts of interests exist as a result of Mr. Futerman's positions in the Company and Auto Value.

Jobber Services

The Company's extensive inventory line provides jobber customers with the opportunity to purchase aftermarket products from a single source, which affords its jobber customers the opportunity to reduce operating expenses and improve inventory planning and control.

The Company provides support to its customers through its account executives who visit them on a regular basis, advising such customers on products and services, assisting in solving logistical, marketing, merchandising and other problems, as well as soliciting increased purchases from the Company. These customer support services are supplemented by manufacturers' sales representatives who periodically call on the Company's customers on behalf of the Company and by annual trade shows at various Company locations.

The Company provides value-added services to its jobber customers that participate in the Auto Value programmed distribution group. Through the Auto Value program, the Company assists its participating jobber customers in marketing, merchandising, inventory management and control, store appearance, advertising and promotion.

During Fiscal 1998, 54 of the Company's independent jobber customers
joined   the  Auto  Value  program  through  the  Company  and   34
independent jobber customers resigned or were terminated  from  the
program.   As of October 31, 1998, 268 of the Company's independent
jobber customers and all of the Company's Advantage Auto Stores participated in the Auto Value marketing program.

Advantage Auto Stores

To support its distribution center business, the Company operates a chain of jobbing stores under the Advantage Auto Stores name, except for certain Company-owned jobbing stores in the Dayton, Ohio, region which operate under the Genuine Parts Company name, Finn Auto Parts in Canandaigua, New York and Eagle Auto Parts in East Rochester, New York. References to Advantage Auto Stores in this report include these jobbing stores. The Advantage Auto Stores are located only in regions supplied by the Company's full-service distribution centers. As of November 2, 1998, the Company owned and operated a total of 82 Advantage Auto Stores.

As the Advantage Auto Stores are members of the Auto Value program, they typically feature certain consistent appearances and merchandising programs. The stores emphasize knowledgeable sales people and rapid availability of parts with daily truck deliveries. Approximately eight years ago, the Company embarked on a jobbing store remodeling project. During Fiscal 1998, the Company remodeled seven jobbing stores, leaving seven stores to be remodeled. The Company plans to remodel or relocate six more jobbing stores in the next Fiscal year.

Purchasing

All product selection and purchasing functions for the distribution centers and the jobbing stores are centralized at the Company's headquarters in Rochester, New York, except for accessory products which are purchased by management of the specialty distribution center. The Company purchases its products from approximately 217 suppliers which ship directly to the Company's direct and full service distribution centers. In most areas, the Company sources each of its product lines from one supplier, although most automotive parts categories have more than one competitive supplier.

Inventory purchases are based upon quality, price, service, market conditions and, where appropriate, brand recognition. Suppliers' programs are reviewed periodically to evaluate product mix, quality, pricing and service.

The manufacturers of automotive aftermarket products typically provide replacement warranties, which the Company extends to its customers. In general, the Company has certain privileges with most of its suppliers that enable it to return slower moving or overstocked items for full credit, which minimizes inventory obsolescence. The Company extends a return policy to its stocking customers. Periodically, the Company's suppliers permit it to defer payments for certain product lines.

In Fiscal 1998, the Company's 15 largest suppliers accounted for approximately 71.5% of its total distribution center purchases, and its largest supplier accounted for approximately 21.3% of its distribution center purchases. The Company considers its relationships with its suppliers to be good and believes that alternate sources of supply exist at substantially similar costs for substantially all products which it stocks. The Company's suppliers are generally able to meet its demand for products.

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

Trademarks

The Company owns and has registered its Advantage Auto Stores trademark in the United States Patent and Trademark Office. In addition, the Company is a licensee of the Auto Value and Parts Master trademarks pursuant to a trademark license agreement which provides for termination upon the occurrence of certain events. Under the trademark license agreement, the Company has the right to use and permit its jobber customers to use the Auto Value and Parts Master trademarks. The Company believes that these trademarks are material to the Company's business.

Competition

The automotive replacement parts market is highly fragmented and extremely competitive. The Company competes most directly with national, regional and local warehouse distributors. The Company believes that two of the largest warehouse distribution networks are National Automotive Parts Association, headquartered in Atlanta, Georgia, the largest member of which is Genuine Parts Company (which is not affiliated with the Company's Dayton, Ohio, area jobbing stores of the same name), which distributes under the NAPA trademark, and General Parts, Inc. headquartered in Raleigh, North Carolina, trading under the Carquest name. The wholesale distribution market contains numerous other participants, including programmed buyer groups. The Company competes with these groups on the basis of product availability, service and price.

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

Employees

As of October 31, 1998, the Company had 1,216 (of which 926 were full-time and 290 were part-time) employees in full-service and direct-distribution centers and jobbing operations, of whom 77 were distribution center and jobbing store account executives, 63 were headquarters personnel, 190 were distribution center and  jobbing
store   management   personnel  and  the   remaining   886   were
distribution center workers, jobbing store employees, drivers, counter persons, data entry and other personnel. As of October
31,  1998,  a  total of 13 employees at two distribution  centers
were  represented  under collective bargaining  agreements.   The
Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations with its employees are good.

<PAGE 13>

Item 2.     PROPERTIES

Distribution Center and Jobbing Facilities

The   Company's  principal  executive  offices  are  located   in
Rochester, New York, and presently occupies approximately  22,000 square feet.

As of October 31, 1998, the Company operated the following distribution center locations:

                        Approximate
                       Gross Ground
Location                   Level          Type
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

The Company owns the Independence, Ohio, site; leases its Norfolk, Virginia, Albany, New York, and Harrisburg, Pennsylvania, sites from unaffiliated parties under leases which expire on March 31, 2005, December 31, 1999 and September 30, 2000, respectively; leases its direct distribution Rochester-Merchants, Rochester-Gates and Farmington sites from an unaffiliated party under leases which expire in 2001; leases its Rochester-Greece direct distribution site from an unaffiliated party which expires in December 1999; and leases its Rochester-North and the Buffalo direct distribution locations from David Appelbaum, a Vice President of the Company under leases which expire in September 2004. A third direct distribution location, Rochester-South, is also leased from a partnership comprised of Mr. Appelbaum and an unaffiliated third party and expires concurrently with other leases held by Mr. Appelbaum. The Company leases the remaining distribution facilities from members of the Futerman family or affiliates thereof under leases which expire between 2001 and 2008. Except for the Independence, Ohio, site (which is subject to a first mortgage), none of the Company's facilities are subject to any encumbrance.

As of November 2, 1998, there were 82 Advantage Auto Stores served by the Company's distribution centers located in or near the following cities:


                    Advantage                           Advantage
Distribution       Auto Stores  Distribution Center    Auto Stores
Center              Serviced        Location            Serviced
    Location
Rochester, New         16       Dayton, Ohio               21
York
Syracuse, New           9       Goldsboro, North            8
York                            Carolina
Buffalo, New            7       Richmond, Virginia         13
York
Newburgh, New           2       Bladensburg,                4
York                            Maryland
Cleveland, Ohio         2

As of November 2, 1998, the Company leased 78 and owned four Advantage Auto Stores sites. As of November 2, 1998, leases on 9 store sites were month-to-month, leases on 45 store sites had remaining terms of three years or less, and leases on 24 store sites had remaining terms of more than three years, excluding renewal options. The Company leases certain of these sites from members of the Futerman family.

Discontinued AUTOWORKS Facilities.

AUTOWORKS leased from an unaffiliated party a 312,000 square foot distribution center located in Moraine, Ohio, which previously served the AUTOWORKS store chain. The lease of the Moraine distribution center expired at the end of December 1997. The remaining leases for AUTOWORKS' locations have been assigned to and assumed by third parties, terminated by agreement or rejected in connection with the Chapter 11 proceeding filed on July 24, 1997. Three (3) leased properties, which have not been terminated or assumed, are guaranteed by the Company. The Company is in the process of attempting to negotiate agreements to terminate these guarantees and/or to locate replacement tenants through commercial brokers. One other leased property guaranteed by the Company has been substantially assumed by a third party.

Item 3. LEGAL PROCEEDINGS.

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

In July 1997, the Company's wholly-owned subsidiary, AUTOWORKS, filed a petition for reorganization under Chapter 11 of Bankruptcy
Code.   The  proceeding was brought in and is presently pending  in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). Subsequent to the filing, the Official Unsecured Creditor's Committee in the proceeding, claimed that there had been preferential transfers between the Company and AUTOWORKS amounting to approximately $6.5 million and made further claims based upon the doctrines of substantive consolidation, and fraud in connection with the Company's acquisition of AUTOWORKS. On June 18, 1998, the Bankruptcy Court approved a settlement among Hahn, AUTOWORKS, the Committee and the Company's secured creditors pursuant to which the Company is required to pay the AUTOWORKS bankruptcy estate up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but in no event will the Company pay the AUTOWORKS
bankruptcy  estate less than $1.6 million by June  15,  2002.   The
parties also provided appropriate releases including any existing and potential claims which the Committee had against the Company.

The Company is involved in various other claims and disputes arising in the normal course of business. The Company's management believes that it has meritorious defenses and/or insurance coverage against such matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of Fiscal 1998 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                             PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
        HOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealer Automated Quotation System-National Market System ("NASDAQ:NMS"). Its trading symbol is HAHN. The table below shows the range of high and low actual trade prices for the Company's common stock during each quarterly period of Fiscal years 1998 and 1997:

Fiscal Year Ended                Fiscal Year Ended
September 30, 1998               September 30, 1997
                  High      Low                      High    Low

1st Quarter      7 1/8     5 7/8   1st Quarter         9    8

2nd Quarter      5 7/8     5 7/8   2nd Quarter         9    7 1/2

3rd Quarter      5 3/4     5 1/2   3rd Quarter         9    6 3/4

4th Quarter      5 1/2     5 1/4   4th Quarter         7    6

The Company did not pay any cash dividends during the last two fiscal years. The Company did issue a 4% stock dividend on May 1, 1997, to holders of record on April 10, 1997. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's revolving credit facility agreement prohibits the Company from paying cash dividends on its common stock, provided, however, for each fiscal year ending after September 30, 1997, the Company may distribute dividends if it is not in default and would not be put in default by virtue of such dividends and the dividend does not exceed the Company's adjusted net earnings, as defined in such agreement, for the fiscal year.

On December 1, 1998, the Company had 71 holders of record of its common stock.


Item 6. Selected Financial Data

The  following  table sets forth selected consolidated  financial information of the Company for each of the five fiscal  years  in the  period ended September 30th.  This table should be  read  in conjunction with the audited consolidated financial statements of the  Company  and  the related notes thereto  included  elsewhere herein  and  Item  7.  "Management's Discussion and  Analysis  of
Financial  Condition and Results of Operations".   The  Company's
financial  statements  were restated in Fiscal  1997  to  reflect
AUTOWORKS as a discontinued business.

                                    Year Ended September 30,
                                       1998      1997 (2)     1996
                                     (In thousands, except share and
                                      per share data)
Income Statement Data:
  Net sales                           $133,503    $142,242  $138,395
  Cost of product sold                  82,778      86,967    86,077
  Gross profit                          50,725      55,275    52,318

  Selling, general and
   administrative expense               44,059      46,717    41,657
  Depreciation and
   amortization                          1,602       2,005     1,756
  Income from operations                 5,064       6,553     8,905
  Interest expense                      (3,771)     (4,670)   (4,402)
  Other income                             411         719       600
  Income (loss) before
   provision for income taxes            1,704       2,602     5,103
  Provision for income taxes               665       1,011     1,950

  Income from continuing
   operations                           $1,039      $1,591    $3,153

  Loss from discontinued
   operations:
  Write-down of investment
  in subsidiary, net of tax                  -     (18,789)        -
  Income (loss) from discontinued
   operations, net of tax                    -      (3,937)   (1,294)
  Total loss from
   discontinued operations                   -     (22,726)   (1,294)

  Net income (loss)                     $1,039    ($21,135)   $1,859


Basic and diluted amount per share:
      Income from continuing
      operations per share               $0.22       $0.34     $0.66
      Income (loss) from continuing
      operations per share                   -       (4.79)    (0.27)

      Net income (loss)
      per share                          $0.22      ($4.45)    $0.39

Weighted average
  shares outstanding                 4,745,014   4,745,014 4,745,014


Balance Sheet Data:
  Working capital                     $ 42,498   $  45,485 $  65,452
  Total assets                        $ 78,311   $  77,792 $  97,819
  Long-term debt and
   capital lease obligations
   excluding current
   maturities                         $ 41,693   $  41,874 $  40,893
  Stockholders' equity                $ 13,561   $  12,364 $  33,499


                                    Year Ended September 30,
                                       1995      1994 (1)
                                  (In thousands,except share
                                   and per share data)
Income Statement Data:
  Net sales                           $130,733    $122,875
  Cost of product sold                  79,773      78,218
  Gross profit                          50,960      44,657

  Selling, general and
   administrative expense               39,215      34,357
  Depreciation and
   amortization                          1,902       1,805
  Income from operations                 9,843       8,495
  Interest expense                      (4,387)     (3,129)
  Other income                             434         441
  Income (loss) before
   provision for income taxes            5,890       5,807
  Provision for income taxes             2,152       2,228


  Income from continuing
   operations                           $3,738      $3,579

Loss from discontinued
   operations:
  Write-down of investment
   in subsidiary, net of tax                  -          -
  Income (loss) from discontinued
   operations, net of tax               (5,115)         563
  Total loss from
   discontinued operations              (5,115)         563

  Net income (loss)                    ($1,377)      $4,142

Basic and diluted
 amounts per share:
  Income from continuing
   operations per share                  $0.79        $0.80
  Income (loss) from discontinued
   operations per share                  (1.08)        0.12

  Net income (loss)
   per share                            ($0.29)       $0.92

  Weighted average
   shares outstanding                4,743,938   4,496,526


Balance Sheet Data:
  Working capital                     $ 64,623   $  60,456
  Total assets                        $ 97,602   $  95,805
  Long-term debt and
    capital lease obligations
    excluding current
    maturities                        $ 41,368   $  38,173
  Stockholders' equity                $ 31,640   $  32,973

(1) On November 29, 1993, the Company acquired AUTOWORKS for $13.3 million in cash.
(2) On July 24, 1997, AUTOWORKS filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, the Company recorded a onetime after tax charge of $18.8 million and restated all of its financial statements to reflect AUTOWORKS as a discontinued business. (See Note 2 to the Company's Consolidated
    Financial Statements included in Item 8 of this Report.)



Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

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

The discussion contained in this Item 7 should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and accompanying footnotes elsewhere in this Form 10-K. In all periods discussed herein, the Company's fiscal year ended on September 30.

General

On October 14, 1996, the Company acquired, from Nu-Way Auto Parts, Inc. ("Nu-Way"), four direct distribution centers located in the Rochester, New York area for a purchase price of $2.7 million (the "Nu-Way Acquisition"). An insignificant number of jobber customers of the Company were served by these direct distribution
centers.   The four locations were integrated into the  Company's
direct distribution division and accordingly, the operating results of Nu-Way have been included in the Company's results of operation from the date of the acquisition forward.

Due to AUTOWORKS continuing losses and negative cash flow, the Company decided during Fiscal 1997 to exit the retail business and focus its operations in the wholesale automotive aftermarket segment. AUTOWORKS filed a Chapter 11 Petition for Reorganization on July 24, 1997. (See Part I - Item 3 - "Legal Proceedings".) As a result, the Company has deconsolidated AUTOWORKS and classified it as a discontinued operation in the Company's financial statements and all previous periods have been restated to reflect this treatment; references herein to previous period figures are to the restated figures and do not include AUTOWORKS.

In connection with the AUTOWORKS Chapter 11 proceeding, the Company recorded a one-time charge of $26.5 million, less tax benefits of $7.7 million, during the third quarter of Fiscal 1997. Approximately $20 million of this charge was recorded to write-down the Company's investment in AUTOWORKS to its net realizable value.

The adjusted investment was substantially recovered as a result of
the   AUTOWORKS  inventory  and  fixtures  liquidation,  the  net proceeds of which were paid to AUTOWORKS, Inc. secured creditors. The residual portion of the charge, approximately $6.5 million, represents reserves recorded to cover liabilities the Company has retained with respect to AUTOWORKS.

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

Net sales for Fiscal 1998 decreased $8.7 million, or 6.1%, from the prior Fiscal year, to $133.5 million. The decrease is attributable to a decrease in net sales of 1.3% at the direct distribution centers, 7.0% at the full-service distribution centers and 6.9% at the Advantage Auto Stores. These decreases are generally attributable to softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles, warranted pre-owned vehicles, and increased competition. Throughout the fiscal year the Company closed seven Advantage Auto Stores and opened five new locations, which
contributed  to  the  net sales decline in the  division.   On  a
comparable location basis, direct distribution division sales increased 4.5% (excluding the Nu-Way Acquisition) while the full service distribution centers and Advantage Auto Stores sales declined 7.0% and 7.1% respectively.

Gross profit from continuing operations for Fiscal 1998 was $50.7 million, or 38.0% of net sales, compared to $55.3 million, or 38.9% of net sales, for Fiscal 1997. The decrease in gross profit of $4.6 million, or 8.2%, was due to the decline in net sales.

Selling, general, and administrative expenses decreased $2.6 million from $46.7 million in Fiscal 1997, to $44.1 million, in Fiscal 1998 but increased as a percentage of net sales from 32.8% to 33.0%. The decrease in the dollar amount is attributable to the Company's ongoing efforts to control expenses and the reductions relative to lower net sales, while the increase in the percentage was caused by lower net sales.

Depreciation and amortization expense decreased $403,000 from $2.0 million for Fiscal 1997 to $1.6 million for Fiscal 1998. This decrease was primarily attributable to a decrease in depreciation expense due to the utilization of operating leases rather than the purchase of fixed assets and to the write-off in 1997 of capitalized origination costs associated with the Company's prior credit facility (which was replaced by the Company's current credit facility) that were being amortized over the term of the prior facility.

Income from operations before interest and taxes for Fiscal  1998 decreased $1.5 million from $6.6 million, or 4.6% of net sales in Fiscal 1997, to $5.1 million, or 3.8% of net sales in Fiscal 1998 as a result of the factors discussed above.

Interest expense decreased $900,000 in Fiscal 1998 to $3.8 million compared to $4.7 million for the previous year. This decrease is attributable to lower average borrowings outstanding under the New Credit Facility.

The Fiscal 1998 provision for income taxes on income from continuing operations was $665,000, an effective rate of 39.0%, as compared to $1.0 million, an effective rate of 38.9%, in Fiscal 1997. The effective rate in both years differs from the Federal rate of 34% primarily due to state income taxes.

As a result of the factors discussed above, for Fiscal 1998, the Company had income from continuing operations of $1.0 million, or $.22 per share, as compared to income from continuing operations in Fiscal 1997 of $1.6 million, or $.34 per share. In addition, during Fiscal 1997, taking into account the now discontinued AUTOWORKS operations, the Company incurred a net loss of $21.1 million, or $4.45 a share. This net loss was primarily attributed to the one-time charge relative to AUTOWORKS of $18.8 million, net of tax, and losses from discontinued operations for the first nine months of the Fiscal year of $3.9 million, net of tax.

Fiscal Year 1997 Compared to Fiscal Year 1996

Net sales for Fiscal 1997 increased $3.8 million, or 2.8%, from the prior Fiscal year, to $142.2 million. The increase is attributable to net sales increases of 44.8% at the direct distribution centers and 1.5% at the full-service distribution centers, partially offset by a net sales decline of 6.1% at the Advantage Auto Stores. The direct distribution centers' increase resulted from the October 1996 Nu-Way Acquisition and a 6.8% increase in comparable location sales from the previous Fiscal year. The Advantage Auto Stores' net sales decline is principally due to three store closings during Fiscal 1996 and a 5.3% decrease in comparable net sales primarily as the result of general softness in the automotive parts industry and increased competition.

Gross profit from continuing operations for Fiscal 1997 was $55.3 million, or 38.9% of net sales, compared to $52.3 million, or 37.8%, of net sales for Fiscal 1996. Gross profit expressed as a percentage of net sales increased as the result of two acquisitions during Fiscal 1997, and to a lesser extent, the changing sales mix and maturation of the direct distribution division, which generally has a higher gross margin than full-service distribution center sales.

Selling, general, and administrative expenses increased $5.0 million from $41.7 million in Fiscal 1996, or 30.1% of net sales, to $46.7 million, or 32.8% of net sales, in Fiscal 1997. This increase is primarily attributable to the Nu-Way Acquisition, increased payroll expenses and additional administrative and professional expenses associated with the AUTOWORKS Chapter 11 proceeding.

Depreciation and amortization expense increased $249,000 for Fiscal 1997 from the previous Fiscal year. This increase is attributable to the write-off of capitalized origination costs associated with the Company's prior credit facility (which was replaced by the Company's New Credit Facility described below) that were being amortized over the term of the prior facility, and an increase in amortization expense related to goodwill associated with the Nu-Way Acquisition. The increases were partially offset by the utilization of operating leases rather than the purchase of fixed assets.

Income from continuing operations before interest and taxes for Fiscal 1997 decreased $2.3 million from $8.9 million, or 6.4% of net sales in Fiscal 1996, to $6.6 million, or 4.6% of net sales in Fiscal 1997 as a result of the factors discussed above.

Interest expense increased $300,000 in Fiscal 1997 to $4.7 million compared to $4.4 million for the previous year. This increase is attributable to higher average borrowings outstanding in Fiscal 1997 and a higher interest rate during the fourth quarter of Fiscal 1997, due to the Company's forbearance agreement with its lenders.

The Fiscal 1997 provision for income taxes on income from continuing operations was $1.0 million, an effective rate of 38.9%, as compared to $2.0 million, an effective rate of 38.2%, in Fiscal 1996 due to the decrease in income from continuing operations. The effective rate in both years differs from the Federal rate of 34% primarily due to state income taxes.

As a result of the factors discussed above, in Fiscal 1997, the Company had income from continuing operations of $1.6 million, or $.34 per share, as compared to income from continuing operations of $3.2 million, or $.66 per share in Fiscal 1996. During Fiscal 1997, taking into account the Company's now discontinued AUTOWORKS' business, the Company incurred a net loss of $21.1 million, or $4.45 a share, compared to net income of $1.9 million, or $.39 a share, in Fiscal 1996. The loss incurred in Fiscal 1997 includes the one-time charge relative to
AUTOWORKS'   $18.8 million, net of tax, and losses from
discontinued operations for the first nine months of the Fiscal year of $3.9 million, net of tax. Net income in Fiscal 1996 includes losses from discontinued operations of $1.3 million, net of tax.

Liquidity and Capital Resources

The  Company's principal sources of liquidity for its operational
and   capital   requirements  are  internally  generated   funds,
borrowings   under   its  revolving  credit   facility,   leasing
arrangements and extended payment terms from vendors.

During Fiscal 1998, operating activities generated net cash of $2.4 million, resulting from income from continuing operations adjusted for non-cash items (including depreciation and bad debt expense) of $3.1 million and the receipt of a $2.6 million tax
refund  reduced  by  changes in working capital.   During  Fiscal
1997, operating activities generated net cash of $1.0 million, resulting from income from continuing operations adjusted for non-cash items (including depreciation and bad debt expense) of $4.8 million which was partially offset by changes in working capital including an increase of $4.0 million in other assets which primarily represents the recording of a $2.6 million receivable for the tax refund received during Fiscal 1998. In fiscal 1996,
operating   activities  generated  net  cash  of  $6.2   million,
resulting from income from continuing operations adjusted for non-cash items (including depreciation and bad debt) of $5.6 million, which was partially offset by changes in working capital.

Investing activities consist mainly of routine capital expenditures for delivery vehicles, computer equipment, and store and warehouse fixtures. Capital expenditures for continuing operations were $300,000, $1.1 million and $300,000 during Fiscal 1998, 1997 and 1996, respectively. Excluding acquisitions, the Company expects to make capital expenditures of approximately $450,000 in Fiscal 1999.

Financing activities during Fiscal 1998, 1997 and 1996 consumed $2.5 million, $5.5 million and $1.9 of net cash, respectively. Funds consumed during Fiscal 1998 and Fiscal 1997 reflect payments on long-term debt and a reduction of net borrowings under the Company's current and prior credit facility. In 1996, such payments were partially offset by the issuance of $2.2 million of subordinated debt to Michael Futerman and Eli N. Futerman, Chief Executive Officer and President of the Company, respectively. (See Note 5 to the Company's Consolidated Financial Statements.)

In connection with the AUTOWORKS Chapter 11 proceeding, the Company recorded a one-time charge of $26.5 million, less tax benefits of $7.7 million, during the third quarter of Fiscal 1997. Approximately $20 million of this charge was recorded to write-down the Company's investment in AUTOWORKS to its net realizable value. The adjusted investment was subsequently recovered as a result of the AUTOWORKS inventory and fixtures liquidation. The residual portion of the charge, approximately $6.5 million, represents reserves recorded to cover liabilities the Company has retained with respect to AUTOWORKS. At September 30, 1998, $3.3 million of the original $6.5 million reserves included in the Company's $2.6 million AUTOWORKS charge had yet to be utilized. The Company believes that it is adequately accrued for the remaining exposures it faces for AUTOWORKS liabilities, including the settlement agreement discussed below, and that the remaining reserves at September 30, 1998 will be fully utilized during the next four years.

On October 22, 1997, the Company entered into a Loan and Security Agreement (the "New Credit Facility") with Fleet Capital Corporation ("Fleet"), which matures on October 22, 2002. The facility provides for, among other things, a revolving credit facility with $50 million in maximum availability subject, however, to borrowing base restrictions, and a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. The proceeds of the initial borrowing under the New Credit Facility, approximately $36.0 million, were used to repay all amounts outstanding under the previous credit agreement and Senior Secured Notes. The obligations of the Company under the New Credit Facility are secured by a first priority security interest on substantially all present and future assets of the Company and are guaranteed up to a maximum amount of $2.5 million by Michael Futerman, who is an officer, director and the principal shareholder of the Company. Secured mortgages on certain real estate were pledged as collateral guarantees by Michael Futerman. The New Credit Facility contains customary restrictive covenants, including, without limitation, restrictions on changes in character of the business, mergers, sales or transfers of assets, acquisitions, capital expenditures, liens, indebtedness, restricted payments or repurchases of other indebtedness, dividends and transactions with affiliates. (See Note 5 to Company's Consolidated Financial Statements.) During Fiscal 1998 the appropriate waivers were received for the fixed charge covenant deficiencies. In December 1998, Fleet Capital agreed to change the Company's fixed charge coverage ratio to .45 for the first two quarters of Fiscal 1999, and to .8 and 1.25 for the third and fourth quarters of Fiscal 1999, respectively, which will be measured quarter by quarter. As of November 30, 1998, the Company had an outstanding balance of $35.6 million under the New Credit Facility with availability of $2.5 million.

In the AUTOWORKS Chapter 11 proceeding, the unsecured creditors committee had indicated that it may pursue certain claims against the Company. On April 22, 1998, a Settlement Agreement and Release was negotiated between the Company and the Committee. Under the Settlement Agreement and Release, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the AUTOWORKS bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. The bankruptcy court approved the Settlement Agreement and Release by order dated June 18, 1998, the Settlement Agreement and Release was thereafter signed by all parties and the Company made the first payment to the AUTOWORKS bankruptcy estate in the amount of $320,000 on July 1, 1998.

In the future the Company may make minor strategic acquisitions and open new direct distribution centers and Advantage Auto Stores to the extent that its debt service and other funding requirements permit. The Company's ability to open new direct distribution centers depends on the Company's ability to negotiate extended payment terms with vendors, (which initially minimizes additional working capital requirements) and on consents from the Company's lender.

The Company anticipates that its sources of cash flow will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs at least through the end of Fiscal 1999.

Year 2000

The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculation or system failures. The plan is to devote necessary resources required to resolve any significant Year 2000 issues in a timely manner.

The Company has developed an informal plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various distribution and administrative activities (utilizing embedded chips or software), will be Year 2000 compliant and operational on a timely basis. The formal plan will address all of the Company's locations and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan is also to include an assessment process to determine that the Company's significant customers and suppliers ("Third-Party Activities") will also be Year 2000 compliant.

The Company's plan to resolve the Year 2000 issue includes four major phases - assessment, remediation, testing, and implementation. The Company has substantially completed the assessment phase of its plan for all of its significant information technology and operating equipment that it believes could be affected by the Year 2000 issue. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its information technology. The Company also determined that certain of its operating equipment would also require modifications to make certain they remain operational.

The remediation of operating equipment is approximately 50% complete, and the Company is targeting completion of its related remediation efforts by the end of the second quarter of 1999. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment is targeted to be substantially completed during the second quarter of next year.

To date, the Company has not identified any Information Technology ("IT") or non-IT system that presents a material risk of not being Year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves further into the testing phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the Company's financial condition and results of operations. The Company is still in the process of modifying or replacing certain time-sensitive software programs and other date sensitive devices to avoid a potential inability to process transactions or engage in other normal business activities.

With respect to Third-Party Activities, the Company will make inquiries of its significant customers and suppliers and, at the present time, is not aware of problems that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and in turn their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

Software modification to the Company's mainframe computer system has already begun. The vendor of the system has commenced the distribution of Year 2000 software upgrades. It is anticipated that all upgrades will be implemented and tested by the end of the second quarter of 1999. There will be no expense to the Company, as modified Year 2000 software is a part of the Company's software maintenance agreement.

Substantially all of the Company owned remote store systems have been upgraded with modified Year 2000 software without cost to the Company, as these costs are also protected under the software maintenance agreement for these systems.

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company plans to complete the Year 2000 project including renovation, validation and implementation by June 30, 1999. The Company's total cost to address the Year 2000 issue is estimated at $150,000 and is being funded through operating cash flow. The elements of such costs are as follows (amounts in thousands of dollars):

                         Incurred
                         Through     Costs Yet Total
                        September 30, to be    Estimated
                           1998       Incurred Cost

Capital expenditures related to
 new systems and equipment   $0      $100     $100

Operating expenses related to
 modifications of existing
 systems and equipment        0        50       50

Total capital and expense    $0      $150     $150

The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore, under development to mitigate the extent of any such potential disruption to business operations.

The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Recent Accounting Pronouncements

In June, 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, or the Company's Fiscal 1999, requires that comprehensive income, and its' components, be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will begin reporting comprehensive income in its' quarterly filing on Form 10-Q as of and for the quarter ended December 31, 1998. It's comprehensive income will consist of net income, as historically reported, and the unrealized gain/loss on the marketable security owned by the Company (see Note 3 to the Company's Consolidated Financial Statements included in Item 8 of this Report, which is currently reported as a component of stockholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".)

In June, 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information" which
establishes   standards  for  the  way   that   public   business
enterprises report information about operating segments in annual financial Statements and requires that those enterprises report
selected   information  about  operating  segments   in   interim
financial reports issued to shareholders. It also establishes standards for related disclosures about products and services,
geographic areas, and majorcustomers.   SFAS  No.  131, which is
effective  for   financial statements for periods beginning after
December 15, 1997, or  the Company's   Fiscal  1999,  generally
requires   that   financial information  be reported on the basis
that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
In the initial  year  of  application, comparative information for earlier years is to be restated. The Company will begin reporting segment information in its annual filing on Form 10-K as of and for the fiscal year ended September 30, 1998, and will continue to report such information in its quarterly filings on
Form 10-Q thereafter.  The Company  believes that   it  has  two
reportable segments under SFAS No. 131, differentiated along the channel of distribution (direct vs. full-service) as discussed under the caption - "Business" in Item 1 of this Report.

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

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K which are not historical facts, including but not limited to (i) anticipated trends in the Company's business and the automotive replacement parts industry, (ii) the sufficiency of cash to fund the Company's debt service requirements and working capital needs
(iii) certain statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" and "Year 2000", are forward-looking statements within the meanings of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended; such statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. The actual results of the future events described in the forward-looking statements in this Form 10-K could materially differ from those contemplated in the forward-looking statements in this Form

10-K. In addition to the risks and uncertainties of ordinary business operations, some of the factors that could cause actual results to differ materially are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other public reports and filings and public statements from time to time and
(iii) set forth below:

  1. The Company is highly leveraged, with substantial existing indebtedness. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences, including
(i) the Company's future ability to obtain additional financing for working capital or other purposes may be limited because of the existence of this indebtedness and the borrowing advance terms thereof; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness until its term loan and supplemental line of credit have been paid in full, thereby reducing funds available for operation; (iii) certain of the Company's borrowings are at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and (iv) the Company may be more vulnerable to economic downturns and may be limited in its ability to respond to changes in the automotive parts industry and competitive pressures. Failure to comply with the Company's payment, covenant or other obligations under its credit facilities could result in a default thereunder that, if not cured or waived, could result in acceleration of the relevant indebtedness or of other indebtedness governed by agreements or instruments containing cross default provisions.

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

  3. The Company's financial performance is subject to and could be negatively impacted by changes in economic conditions, vehicle quality, extension of new parts warranties and maintenance, vehicle scrappage rates and weather conditions, which can cause seasonal variations in the Company's results of operations. The occurrence of violent weather or mild weather may result in significant fluctuations in operating results. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, while milder weather tends to depress sales.

 4. In light of the trend in the automotive parts industry toward increasing consolidation at the warehouse and jobber levels, the Company's financial performance may be significantly affected by the Company's ability to compete successfully for associated jobber customers and otherwise take advantage of consolidation opportunities and other industry trends. The Company's ability to do so depends on its ability to secure the consent of its lender to future acquisitions and its ability to finalize such transactions. If such a transaction is effected, the Company's financial performance will depend on its ability to conclude the acquisitions on favorable terms and to enhance those acquisitions and integrate them into its operations. Full realization of the potential benefits of any significant acquisition will be dependent upon a variety of factors, including (i) retention of a substantial portion of sales, (ii) achieving sales volumes sufficient to utilize reductions in cost of goods sold (as a percentage of net sales), (iii) achieving significant reduction in selling, general and administrative expenses by, among other things, consolidating redundant operating and administrative facilities and closure of non-performing facilities and (iv) obtaining deferred payment terms and other changeover incentives from suppliers. There can be no assurance as to the extent to which any such benefits may be realized from any acquisitions or the timing of any such realization. Failure to achieve a substantial portion of such potential benefits within time frames anticipated by the Company could materially and adversely affect the Company's future results of operations and financial position.

  5. The Company's past success has been largely dependent on certain key personnel of the Company, including Michael Futerman
and  Eli  N.  Futerman.   The  loss  of  the  services  of  these
individuals could have a material adverse impact on the Company's business and results of operations. Additionally, in order to implement and manage its growth strategy, the Company will be
dependent  upon its   ability  to  continue  to  attract  and
retain qualified personnel.   There can be no assurance that the
Company  will  be able to continue to secure or retain such personnel.

 6. The Company is a defendant in various lawsuits. There can be no assurance that the Company will prevail in any of these lawsuits. To the extent that the Company sustains losses growing out of any pending litigation which are presently not reserved or otherwise provided for, its earnings and liquidity could be adversely affected.

  7. The failure of the Company or its material suppliers to effectively address Year 2000 issues could adversely effect its future earnings and liquidity.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company holds a zero coupon bond to secure certain self-insured claims. The fair market value of such bond was approximately $789,000 as of September 30, 1998. See Note 3 to the Company's Consolidated Financial Statements included in this Report. The value of the bond tends to fluctuate with market interest rate movements. The Company does not believe that the security is material to the Company's financial position, results of operation or cash flows.

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

                               PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this Item 10 shall be included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 27, 1999, and the appropriate information therefrom is incorporated herein by reference.

Item 11.EXECUTIVE COMPENSATION.

The information required under this Item 11 shall be included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 27, 1999, and the appropriate information therefrom is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.

The information required under this Item 12 shall be included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 27, 1999, and the appropriate information therefrom is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this Item 13 shall be included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 27, 1999, and the appropriate information therefrom is incorporated herein by reference.

                             PART IV

Item  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM     8-K.

(a)     List of documents filed.

(1)   Financial Statements:

      Report of Independent Accountants

      Balance Sheets at September 30, 1998, and 1997

      Statements of Operations for the Years Ended
      September 30, 1998, 1997 and 1996

      Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

      Statements of Cash Flows for the Years Ended
      September 30, 1998, 1997 and 1996

      Notes to Financial Statements

      Financial Statement Schedules

      Report of Independent Accountants on Financial
      Statement Schedule

      Schedule II - Valuation and Qualifying Account
      Reserves for the Years Ended September 30, 1998,
      1997 and 1996

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

                                          HAHN AUTOMOTIVE WAREHOUSE, INC.

Date: December 21, 1998   By: *S//Michael Futerman
                               Michael Futerman, Chief
                               Executive Officer
                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: December 21, 1998 *S//Michael Futerman
                                     Michael Futerman, Director

Date: December 21, 1998  S//Eli N. Futerman
                                     Eli N. Futerman, Director

Date: December 21, 1998 *S//Peter J. Adamski
                                     Peter J. Adamski
                                     Vice President - Finance
                                     and Chief Financial Officer

Date: December 21, 1998 *S//Daniel J. Chessin
                                     Daniel J. Chessin, Director

Date: December 21, 1998 *S//Ira D. Jevotovsky
                                     Ira D. Jevotovsky, Director

Date: December 21, 1998 *S//Stephen B. Ashley
                                     Stephen B. Ashley, Director

Date: December 21, 1998 *S//William A. Buckingham
                                     William A. Buckingham, Director

Date: December 21, 1998 *S//Robert I. Israel
                                     Robert I. Israel, Director

Date: December 21, 1998 *S//E. Philip Saunders
                                     E. Philip Saunders, Director

* By:   S//Eli N. Futerman
                Eli N. Futerman, Attorney-in-Fact

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.





                 FINANCIAL STATEMENTS AND SCHEDULES

                         September 30, 1998





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934






                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Index To Consolidated Financial Statements
September 30, 1998



                                                        Page

      Report of Independent Accountants

      Consolidated Balance Sheets at
      September 30, 1998 and 1997

      Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

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

November 30, 1998

To the Board of Directors and Stockholders of Hahn Automotive Warehouse, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hahn Automotive Warehouse, Inc. and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the three fiscal years ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                   PricewaterhouseCoopers LLP


 Hahn Automotive Warehouse, Inc. and Subsidiaries
 Consolidated Balance Sheets
 (In thousands, except share and per share data)

                                             September 30,
                                          1998             1997
Assets

Current Assets:
  Cash                                       $   329         $   632
  Marketable securities                          789             550
  Trade and note receivables,
        net of allowance for
        doubtful accounts of
        $2,927 in 1998 and
        $3,230 in 1997                        15,595          16,995
  Inventory                                   44,037          42,516
  Other current assets                         2,567           4,312
              Total current assets            63,317          65,005

  Property, equipment and
       leasehold improvements, net             7,613           5,062
  Other assets                                 7,381           7,725
                                             $78,311         $77,792

     Liabilities and Stockholders'Equity

Current Liabilities:
  Current portion of
    long-term debt and
      capital lease
        obligations                          $ 2,810         $ 1,330
  Accounts payable                            10,718          12,062
  Compensation related liabilities             1,758           1,880
  Discontinued operations                      1,142           2,120
  Other accrued expenses                       4,391           2,128
         Total current liabilities            20,819          19,520

  Obligations Under Credit Facility           35,190          37,455
  Notes payable - officers and affiliates      1,129           2,704
  Other long-term debt                         1,810           1,440
  Capital lease obligations                    3,564             275
  Other liabilities                            2,238           4,034
  Stockholders' equity:
   Common stock (par value $.01 per share
   authorized 20,000,000 shares:
   issued and outstanding 4,745,014
   in 1998 and 1997)                              47              47
  Additional paid-in capital                  25,975          25,975
  Deficit                                    (12,619)        (13,658)
  Unrealized gain on marketable
   securities, net of deferred taxes             158               -
    Total stockholders' equity                13,561          12,364
                                             $78,311         $77,792

The accompanying notes are an integral part of the financial statements.



Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

                               For the Years Ended September 30,
                                1998        1997       1996

Net sales                      $133,503   $142,242    $138,395
Cost of product sold             82,778     86,967      86,077
  Gross profit                   50,725     55,275      52,318

Selling, general and
  administrative expense         44,059     46,717      41,657
Depreciation and
  amortization                    1,602      2,005       1,756
    Income from operations        5,064      6,553       8,905

Interest expense                (3,771)    (4,670)     (4,402)
Other income                        411        719         600
  Income before provision
    for income taxes              1,704      2,602       5,103

Provision for income taxes          665      1,011       1,950
  Income from continuing
    operations                    1,039      1,591       3,153

Loss from discontinued
  operations:
Write-down of investment
  in subsidiaries, net of tax         -    (18,789)          -

Loss from discontinued
  operations, net of tax               -    (3,937)     (1,294)
Total loss from
  discontinued operations              -   (22,726)     (1,294)


  Net income (loss)            $  1,039   $(21,135)     $1,859

Basic and diluted amounts
  per share:
 Income from continuing
  operations per share         $   0.22   $   0.34    $   0.66
 Loss from discontinued
  operations per share                -     (4.79)      (0.27)
   Net income (loss) per
      share                    $   0.22   $  (4.45)    $   0.39

Weighted average shares
  outstanding                 4,745,014  4,745,014   4,745,014

The accompanying notes are an integral part of the financial statements.



Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statement of Change in Shareholders' Equity
(In thousands, except share and per share data)

                                                        Total
                                  Additional  Retained  Stock-
                  Common Stock    Paid-In     Earnings  holders'
                  Shares Amount   Capital     Deficit   Equity

Balance at September 30, 1995

               4,387,032   $44   $23,161   $  8,435  $31,640

 Net income            -     -         -      1,859    1,859

 Stock dividend  175,481     2     1,446     (1,448)       -

Balance at September 30, 1996

               4,562,513    46    24,607      8,846   33,499

 Net loss              -     -         -    (21,135) (21,135)

 Stock dividend  182,501     1     1,368     (1,369)       -

Balance at September 30, 1997

               4,745,014    47    25,975    (13,658)  12,364

Net income             -     -         -      1,039    1,039

Unrealized gain on marketable security
 net of deferred taxes -     -         -        158      158

Balance at September 30, 1998

               4,745,014   $47   $25,975   $(12,461) $13,561

The accompanying notes are an integral part of the financial statements.







Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                            For the years ended
                                                September 30,
                                           1998       1997       1996
  Cash Flows from operating activities:
   Net income from continuing operations     $1,039     $1,591  $ 3,153
   Items to reconcile net income to cash
      provided by operating activities:
    Depreciation and amortization             1,602      2,005    1,756
    Provision for doubtful accounts             453      1,176      696
    Loss from discontinued operations,
      before non-cash items                      --     (3,103)    (538)
   Change in assets and liabilities:
    Trade receivables                           947     (1,119)    (913)
    Inventory                                (1,521)     1,020    1,141
    Other assets                              1,983     (3,901)    (625)
    Accounts payable and other accruals      (2,058)       232    1,005
    Net assets of discontinued
      operations                                 --      9,243   (2,591)
         Net cash provided by operating
        activities                            2,445      7,144    3,084

  Cash flows from investing activities:
   Additions to property, equipment and
    leasehold improvements, net:
   Continuing operations                       (279)    (1,067)    (294)
      Discontinued operations                     --         --    (880)
             Net cash used in investing
              activities                       (279)    (1,067)  (1,174)



  Cash flows from financing activities:
   Net borrowings under line of credit         (996)    (1,433)   1,276
   Proceeds from long-term debt and
    demand notes                              6,119         89        -
   Proceeds from notes payable -
    officers and affiliates                       -          -    2,150
   Payment of long-term debt and
    demand notes                             (6,555)    (3,501)  (4,765)
   Payment of notes payable -
    officers and affiliates                    (711)      (237)     (90)
   Payment of capital lease obligations        (326)      (442)    (478)
    Net cash used in financing activities    (2,469)    (5,524)  (1,907)

  Net increase (decrease) in cash              (303)        553       3
  Cash at beginning of year                     632          79      76
  Cash at end of year                          $329        $632     $79

  Supplemental disclosures of cash
    flow information:
   Cash paid during the year for:
    Interest                                 $3,916      $4,689 $ 4,467
    Income taxes                             $   95      $  297 $ 1,589

  Supplemental disclosure of non-cash
    investing activities:
   Debt issued in connection with
    acquisitions                              $  -     $1,900    $   -
  Supplemental disclosure of non-cash
    financing activities:
        Issuance of 182,501 and 175,481
        shares of common stock in
        conjunction with the 4% stock
        dividend in fiscal 1997 and
        1996, respectively                    $  -     $1,369   $ 1,448

  Renewal of capital lease agreements
    during fiscal 1998                      $3,768       $  -     $   -

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

   Principles of Consolidation

   The consolidated financial statements include the accounts of Hahn Automotive Warehouse, Inc. (the "Company") and its wholly-owned subsidiaries. As a result of its bankruptcy filing on July 24, 1997, the Company's AUTOWORKS, Inc.
   subsidiary (see Note 2) was deconsolidated. All significant intercompany transactions have been eliminated.

   Marketable Security

   The Company's only marketable security is a zero coupon bond purchased as collateral against liability claims for which the Company is self-insured. The Company has classified the bond as available-for-sale, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses, net of deferred income taxes, are reflected as a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

   Inventory

   Inventory consists primarily of automotive replacement parts and accessories and is stated at the lower of cost, on a last-in, first-out ("LIFO") basis, or market. The replacement cost of the inventory exceeded the LIFO value by approximately $3,179 and $3,583 at September 30, 1998 and 1997, respectively.

   Intangible   Assets   Property,   Equipment   and    Leasehold
   Improvements

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

   Assets Under Capital Leases

   Leases which meet the capital lease criteria of SFAS No. 13, "Accounting for Leases", are recorded as assets and obligations at the lesser of the present value of future rental payments or the fair market value of the leased property at the inception of the lease. Amortization of capitalized leased property has been provided using the straight-line method over the estimated useful lives of the assets.

   Goodwill is amortized using the straight-line method over lives ranging from 20 to 30 years. Deferred financing costs are being amortized using the straight-line method over the term of the Credit Facility Agreement (see Note 5). The Company accounts for pre-opening costs at new stores in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", expensing such costs as incurred.

   Revenue Recognition

   The Company recognizes revenue upon shipment of product.

   Advertising

   Advertising  expenses  are charged to  operations  during  the year  in which they are incurred and were approximately  $786,
   $1,128  and $223 for the years ended September 30, 1998,  1997 and 1996, respectively.

   Income Taxes
   The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

   Net Income Per Share

   The Company has adopted SFAS No. 128, "Earnings Per Share", which was issued by the Financial Accounting Standards Board in 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensations including stock options. The adoption of SFAS No. 128 had no effect on EPS reported in prior years.

   Impairment of Long-Lived Assets

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company continually evaluates the existence of impairment of long-lived assets based upon projected, undiscounted net cash flows of the respective operation.

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

   Reclassifications

   Certain reclassifications of fiscal 1997 and 1996 financial statements and related footnote amounts have been made to conform to the fiscal 1998 presentation.

2. Discontinued Operations

   In the third quarter of fiscal 1997, the Company made the decision to exit the AUTOWORKS, Inc. ("AUTOWORKS") retail business. On July 24, 1997, the Company's retail subsidiary, AUTOWORKS, filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of AUTOWORKS' assets and liabilities. Since the Chapter 11, AUTOWORKS has operated as a debtor-in-possession while its assets are being sold and liquidated, and its debts repaid and restructured. As a result, the Company has deconsolidated, and classified as a discontinued operation, the AUTOWORKS' subsidiary, which was accounted for on the liquidation basis of accounting, effective July 24, 1997. The consolidated financial statements presented herein (including all prior periods' statements which have been restated) reflect all discontinued operations separately from continuing operations.

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

   At September 30, the assets and liabilities of AUTOWORKS are summarized as follows:

                                   1998          1997

       Assets
Cash                             $   192       $   833
Accounts receivable,
net                                    5            40
Inventory                              -           220
Property, plant and
equipment                            490           712
Other assets                       1,280           127

     Total assets           $      1,967  $      1,932



    Liabilities

Current liabilities         $     17,941  $     17,906
Due to affiliates                 33,375        33,375
     Total Liabilities            51,316        51,281

Liabilities
exceeding assets            $     49,349  $     49,349


Operating results (exclusive of the aforementioned provisions) of AUTOWORKS for the years ended September 30, are as follows:


                            1998            1997           1996

Net sales               $    -      $     57,292   $     82,977

Loss from operations,
net of tax              $    -      $     (3,937)  $     (1,294)




3. Marketable Security

   The  marketable security held at September 30, 1998  and  1997 is classified as available-for-sale and is summarized as follows:

                                      Market       Unrealized
                         Cost         Value           Gain
September 30, 1998

Debt security:
Zero Coupon Bond      $   550            789     $        239



September 30, 1997

Debt security:
Zero Coupon Bond       $  550   $        550  $             -




4. Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements consist of the following:

                                      September 30,           Useful
                                                              Lives
                                    1998            1997     (Years)

Land                            $          25  $         25      -
                                           25             25
Buildings                                 880            880  10 - 30
Buildings under capitalized             4,422          3,136  10 - 20
leases
Leasehold improvements                  2,227          2,163     10
Computer equipment                      2,103          2,177      6
Furniture and fixtures                  4,343          4,466      8
Vehicles                                3,084          3,337   4 - 5
                                       17,084         16,184
Less:  Accumulated
   depreciation and
   amortization                         9,471         11,122

                                $       7,613  $       5,062

   Depreciation and amortization expense related to property, equipment and leasehold improvements for the years ended
   September 30, 1998, 1997 and 1996 was approximately $1,440, $1,614 and $1,724, respectively. Included in accumulated depreciation and amortization at September 30, 1998 and 1997 was approximately $673 and $2,824, respectively, of accumulated amortization on capital leases.

5. Long-Term Debt

   Long-term debt includes the following:

                                        September 30,
                                     1998           1997

Credit Facility Agreement    $     36,566   $     37,830
Notes payable - officers            1,993          2,704
and affiliates
Other long-term debt                2,038          2,219
                                   40,597         42,753
  Less:  Current portion            2,468          1,154

                             $     38,129   $     41,599

   On October 22, 1997, the Company closed on a new Credit Facility Agreement. The new agreement expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50,000. The proceeds of the initial borrowings under the Credit Facility Agreement were used to repay all amounts outstanding under the Company's previously existing credit agreement and Senior Secured Notes. Borrowings outstanding under the previous credit agreement and Senior Secured Notes as of September 30, 1997 are assumed to have been replaced as of the balance sheet date with borrowings under the new Credit Facility Agreement.

   Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either
   (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.8% and 8.25%, respectively, at September 30, 1998.

   The Credit Facility Agreement is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company has obtained the appropriate waivers for all covenant violations during fiscal 1998.

   On December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal stockholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4,000 on terms and conditions to be negotiated with, but ultimately determined by the Special Committee. As a result, the Company executed promissory notes ("Notes") with the Chief Executive Officer and the President of the Company, on January 24 and February 1, 1996, respectively, in the aggregate amount of $2,150. The Notes bear interest which is payable monthly, at the annual rate of 12%. Commencing January 1, 1997, the Notes require monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

   Annual maturities of long-term debt for subsequent fiscal years are approximately: 1999 - $2,468; 2000 - $1,331; 2001 -
   $940; 2002 - $1,550; 2003 - $33,754 and thereafter - $554.

6. Commitments and Contingencies

   Leases
   The Company leases certain warehouse facilities from related parties. The leases, which meet the requirements of a capital lease under Financial Accounting Standards Board Statement No. 13, have terms of approximately ten years.

   The Company also leases warehouse and jobber facilities under noncancellable operating lease agreements, which expire through 2008. Certain of the leases are for facilities owned by related parties. Most of these operating leases include provisions for rent escalations and increases in operating expenses (real estate taxes, insurance and maintenance). Rent expense related to all facility operating leases totaled approximately $2,911, $2,792 and $2,691, which included approximately $1,874, $1,675 and $1,914 of payments to related parties for the years ended September 30, 1998, 1997 and 1996, respectively.

   In addition, the Company leases various equipment under noncancellable operating lease agreements expiring through 2002. Rent expense related to all equipment operating leases totaled approximately $460, $519 and $623, for the years ended September 30, 1998, 1997 and 1996, respectively.

   Future minimum rental payments under noncancellable leases for fiscal years subsequent to September 30, 1998 are as follows:

                         Capital
                          Leases     Operating
                                        Leases
                         Related       Related
                         Parties       Parties       Other

1999                  $      682     $   1,153   $   1,786
2000                         682           534       1,643
2001                         682           478       1,167
2002                         575           409         777
2003                         575           308         484
Thereafter                 2,546            67         309

                           5,742     $   2,949   $   6,166

  Less: Interest portion   1,836

                           3,906

  Less: Current portion      342

  Long-term portion    $   3,564


   Contingencies

   The Company is a defendant in certain lawsuits which have arisen in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Accordingly, no provision for loss has been made in the financial statements related to these matters.


   Uncertainties Related to the Bankruptcy of AUTOWORKS

   The Official Unsecured Creditors' Committee ("Committee") in the AUTOWORKS, Inc. ("AUTOWORKS") bankruptcy proceeding had indicated that it may pursue claims against the Company, for alleged preferential transfers between the Company and AUTOWORKS, amounting to approximately $6.5 million, under the doctrine of substantive consolidation, for alleged fraud of creditors in connection with the Company's acquisition of AUTOWORKS. On April 22, 1998, a Settlement Agreement and

   Release ("Settlement Agreement") was negotiated between the Company and the Committee. Under the Settlement Agreement, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the AUTOWORKS bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. Such amounts are appropriately reserved for. The bankruptcy court approved the Settlement Agreement by court order dated June 18, 1998, the Settlement Agreement was thereafter signed by all parties and the Company made the first payment to the AUTOWORKS bankruptcy estate in the amount of $320,000 on July 1, 1998.

7. Income Taxes

   Income tax expense (benefit) is comprised of the following for the years ended September 30:
                                      1998       1997        1996
Continuing operations:
  Current:
    Federal                        $    (42)  $    1,423   $  1,287
    State                                33          315        929
                                         (9)       1,738      2,216
  Deferred                              674         (727)      (266)
    Total provision for income
     taxes from continuing operations   665        1,011      1,950

Discontinued operations:
  Current                                 -       (3,923)      (802)
  Deferred                                -       (4,027)         -
    Total provision for (benefit
     from) income taxes
     from discontinued operations         -       (7,950)      (802)

Total provision for (benefit from)
income taxes                        $   665   $   (6,939)  $  1,148

   Temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                     1998         1997

Accounts receivable             $   1,204    $   1,152
Inventory                          (1,070)      (1,121)
Accrued liabilities                   858        1,807
Deferred compensation                 156          138
Other                                 115           42
Net operating loss
 carryforwards                      2,317        2,190

  Net asset                     $   3,580    $   4,208


   The  Company believes it will have adequate future  income  to
   offset  all  deferred  tax assets.   The  net  operating  loss
   carryforwards are available to use through 2018.

   Actual  tax  expense  differs from the  expected  tax  expense computed  by  applying the Federal statutory  rate  to  income
   from   continuing   operations   before   income   taxes   due
   principally to state income taxes.

8. Employee Retirement Plan

   The Company has a 401(k) profit sharing plan for all eligible employees. Under the plan, employees are entitled to contribute up to 15% of their base salary, and the Company will match up to 15% of the employee's contributions. The Company may also make a discretionary contribution at year end. The Company's matching contribution under the plan was approximately $115, $100 and $74 for the years ended September 30, 1998, 1997 and 1996, respectively.

9. Net Income Per Share

   Net income per share is calculated as follows for the fiscal years ended September 30:



                                      Fiscal Years Ended
                                         September 30,
                                  1998         1997         1996
Basic and Diluted Earnings
Per Share
Basic and Diluted Shares
Outstanding:

Weighted average number
of shares outstranding          4,745,014     4,745,014  4,745,014
Net income                      $   1,039     $ (21,135) $   1,859


Basic and Diluted EPS              $  .22     $   (4.45) $     .39



   The   exercise  of  outstanding  stock  options,  550,450  and
   560,329 at September 30, 1998 and 1997, respectively, has not been included in the calculation of diluted EPS since the effect would be antidilutive.

10.Stockholders' Equity and Stock Options

   On March 15, 1997 and 1996, the Board of Directors declared a 4% stock dividend on the Company's common stock, distributable May 1 of each year to stockholders of record as of April 10, 1997 and 1996. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital at September 30, 1997 and 1996. Earnings per share and weighted average shares outstanding as of September 30, 1996, and for each of the quarters presented, were restated to reflect this 4% stock dividend.

   The Company has two stock option plans which provide for the granting of options of up to 750,000 shares of stock to officers and key employees of the Company and an aggregate of 40,000 shares to non-employee Directors at the fair value of the common stock at the date of grant. The options have a maximum duration of ten years and may be exercised in cumulative annual increments of 33 1/3% commencing one year after the date of grant. During fiscal 1998, the stockholders of the Company approved a plan to reduce the exercise price of 202,780 outstanding options from the original exercise prices ranging from $8.00 to $12.50 to a range of $6.80 to $9.38.

   The following table summarizes the Company's stock option transactions:

                                                       Option Price
                                                           Range
                                             Shares      Per Share

Options outstanding - October 1, 1995       377,850   $10.38 to $30.69
  Exercised                                    -               -
  Expired                                      -               -
  Granted                                    65,760     8.50 to  10.38
  Stock dividend                             17,744     8.50 to  30.69

Options outstanding - September 30, 1996    461,354     8.50 to  30.69
  Exercised                                    -               -
  Expired                                   (11,899)    8.00 to  13.50
  Granted                                    89,250     7.50 to   8.00
  Stock dividend                             21,624     7.50 to  30.69

Options outstanding - September 30, 1997    560,329     7.50 to  30.69
  Exercised                                    -               -
  Expired                                   (65,649)    6.00 to  15.25
  Granted                                    55,770     6.00 to   6.25

Options outstanding - September 30, 1998    550,450    $6.00 to $30.69

Options exercisable at September 30,1998    451,750    $6.00 to $30.69

   Included in exercisable options at September 30, 1998 are 140,608 options reserved for sale to the President of the Company. These options became exercisable annually beginning April 29, 1997 at option prices ranging from $17.33 to $30.69. Certain options will expire on April 29, 1999 and
   2002, if certain conditions are not met. The remaining exercisable options will expire no later than April 29, 2004.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation", which requires companies to recognize compensation expense for grants of stock options, or provide pro forma disclosures relative to what the effect of such accounting recognition would have been. The Company has elected to continue using Accounting Principles Board Opinion

   (APB) No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recorded, however pro forma disclosures of net income and earnings per share have been provided below as if SFAS No. 123 had been adopted.

   Pro  forma  income  and  income  per  share  information,   as
   required by SFAS No. 123, has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively:

                                            1998              1997

Dividend yields                               0%                0%
Volatility factors of the expected
 market price of the Company's
 common stock                             30.88%            30.33%
Expected option life                     5 years           5 years
Interest rate on the date of the grant
with the maturity equal to the
expected term                             5.49% - 5.99% 5.57% - 6.34%


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The weighted average exercise price of options outstanding was $7.98 and $16.34 at September 30, 1998 and 1997, respectively. The weighted average fair value of options granted in fiscal 1998 was $5.88 for both options whose stock price on the date of the grant equaled the exercise price and options whose stock price on the date of the grant was less than the exercise price. The weighted average fair value of options granted in 1997 was $7.98 for options whose stock price on the date of grant equaled the exercise price. The pro forma compensation expense the Company would have recognized was $274, $76 and $70 in 1998, 1997 and 1996, respectively. The Company's pro forma information is as follows:

                                          1998       1997        1996

Pro forma income from
continuing operations               $      872  $    1,543  $   3,110
Pro forma income from
continuing operations per share     $      .18  $      .33  $     .66



   This disclosure is not likely to be representative of the effects on reported income for future years, since options fully vest over three years and additional options have historically been granted each year.

11.Quarterly Financial Data

   The   following  tables  set  forth  the  unaudited  quarterly
   results of continuing operations for each of the fiscal quarters in the years ended September 30, 1998 and 1997:

                      Dec. 31  Mar. 31   June 30   Sept. 30   Year
Fiscal 1998
Net sales             $31,539  $32,313   $35,808  $33,843  $133,503

Gross profit          $12,129  $12,034   $13,154  $13,408  $ 50,725

  Net income          $    77  $    76   $   410  $    476 $  1,039

  Net income per
  share (a)           $   .02  $   .02   $   .09  $    .10 $    .22

Fiscal 1997

Net sales             $33,872  $33,630   $37,920  $36,820  $142,242

Gross profit          $13,101  $12,692   $14,049  $15,433  $ 55,275

Income from           $   656  $    26   $   203  $    706 $  1,591
continuing operations

Loss from
discontinued operations  (585)  (1,501)  (20,640)     -     (22,726)

  Net income (loss)  $     71  $1,475)  $20,437)  $    706  $(21,135)

Income from
continuing operations
per share            $    .14  $   .01  $    .04  $    .15  $    .34
share

Loss from discontinued
operations per share    (0.12)   (0.32)    (4.35)       -      (4.79)

  Net income (loss)
  per share          $    .02   $ (.31)  $ (4.31)  $   .15  $  (4.45)

     (a) The sum of quarterly amounts do not equal the fiscal year amount due to rounding.

                                `
                Report of Independent Accountants


November 30, 1998


To the Board of Directors and Shareholders of Hahn Automotive Warehouse, Inc. and Subsidiaries


In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of Hahn Automotive Warehouse, Inc. and Subsidiaries as of and for the three fiscal years ended September 30, 1998, which are covered by our report dated November 30, 1998 as presented previously in this document. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.



                                   PricewaterhouseCoopers LLP

 Hahn Automotive Warehouse, Inc.
 Schedule II- Valuation and
 Qualifying Account Reserves
 For the Years
 Ended September 30, 1998, 1997 and 1996
 (Amounts in thousands)


                             Additions
                 Balance at Charged to             Balance at
                  Beginning  Costs and                End
Description       of Period   Expenses  Deductions  of Period

1998:  Allowance
for doubtful
accounts and
notes receivable   $  3,230    $    453   $  (756)    $ 2,927


1997:  Allowance
for doubtful
accounts and
notes receivable   $  2,209    $  1,176   $  (155)    $ 3,230


1996:  Allowance
for doubtful
accounts and
notes receivable   $  2,018    $    696   $  (505)    $ 2,209

                        EXHIBITS FILED WITH
                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.
                       FOR FISCAL YEAR ENDED


                         September 30, 1998





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

      Exhibit 10.13       Letter   Agreement  Lease  Amendment
                    dated  September 30, 1993 between  Michael
                    Futerman  and  Hahn Automotive  Warehouse,
                    Inc. (filed herewith)

      Exhibit 10.14      Second  Amendment to Lease Agreement,
                    dated May 1997, between Michael Futerman and Hahn Automotive Warehouse, Inc. (filed herewith)

      Exhibit 10.15      Second  Amendment to Lease Agreement,
                    dated   May,  1997  between  the   Michael
                    Futerman   Irrevocable  Trust   and   Hahn
                    Automotive    Warehouse,    Inc.    (filed
                    herewith)

      Exhibit 10.16      Third  Amendment to  Lease  Agreement
                    between   Michael   Futerman   and    Hahn
                    Automotive    Warehouse,    Inc.    (filed
                    herewith)

      Exhibit 10.17      Fourth  Amendment to Lease  Agreement
                    between   Michael   Futerman   and    Hahn
                    Automotive    Warehouse,    Inc.    (filed
                    herewith)

      Exhibit 10.18      Amendment to Lease Agreement  between
                    Michael  Futerman  and  Sara  Futerman  as
                    Landlord  and  Hahn Automotive  Warehouse,
                    Inc., as tenant (filed herewith)

      Exhibit 10.19      Lease  Agreement between the  Michael
                    Futerman  Living  Trust as  Landlord,  and
                    Hahn Automotive Warehouse, Inc., as tenant
                    (filed herewith)

      Exhibit 10.20      Lease  Agreement, executed  June  10,
                    1992, between Eli N. Futerman as landlord and Hahn as tenant, as amended (Exhibit
                    10.9  to Hahn's Registration Statement  on
                    Form S-1 (No. 33-48694), as filed with the SEC on January 19, 1993)*

      Exhibit 10.21       Letter  Agreement  Lease  Amendment,
                    dated  October  4, 1993,  between  Eli  N.
                    Futerman  and  Hahn Automotive  Warehouse,
                    Inc. (filed herewith)

      Exhibit 10.22       Letter  Agreement  Lease  Amendment,
                    dated  September 30, 1996, between Eli  N.
                    Futerman  and  Hahn Automotive  Warehouse,
                    Inc. (filed herewith)

      Exhibit 10.23      Lease  Agreement, executed  June  11,
                    1992, between EDR Associates as landlord and Hahn as tenant (Exhibit 10.10 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.24       Letter   Agreement  Lease  Amendment
                    dated  September  1,  1993,  between   EDR
                    Associates  and Hahn Automotive Warehouse,
                    Inc. (filed herewith)

      Exhibit 10.25      Lease Agreement, fully executed  June
                    11,  1992,  between Eli  Futerman,  Daphne
                    Futerman and Rina F. Chessin as landlord and Hahn as tenant (Exhibit 10.11 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.26      Lease  Agreement, executed  June  12,
                    1992,   between  Futerman  Associates   as
                    landlord and Hahn as tenant (Exhibit 10.12 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.27      Sublease Agreement, executed June 10,
                    1992, between 415 West Main St., Inc. as landlord and Hahn as tenant (Exhibit 10.13 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.28       Amendment   to  Sublease  Agreement,
                    dated December 21, 1994, between 415  West
                    Main St., Inc. and Hahn (Exhibit 10.15  to
                    Hahn's Annual Report on Form 10-K for  the
                    Fiscal year ended September 30, 1994)*

      Exhibit 10.29      Lease  Agreement,  dated  October  1,
                    1989,  between Eli N. Futerman  as  lessor
                    and  Hahn  as lessee for lease of computer
                    equipment,   as   amended   and   assigned
                    (Exhibit   10.19  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19, 1993)*

      Exhibit 10.30       Master  Equipment  Lease  Agreement,
                    dated   April  19,  1994,  between   Hahn,
                    AUTOWORKS Holdings, Inc., AUTOWORKS,  Inc.
                    and  Fleet  Bank (Exhibit 10.22 to  Hahn's
                    Annual Report on Form 10-K for the year ended September 30, 1994)*

      Exhibit 10.31      Amendment to Addendum to Master Lease
                    Agreement  dated  June  26,  1996  between
                    Fleet Bank of New York as lessor and Hahn and AUTOWORKS as lessees dated June 26, 1996*

      Exhibit 10.32       Trademark   License  and   Marketing
                    Agreement, effective May 1, 1988,  between
                    Auto   Value  Associates,  Inc.  and  Hahn
                    (Exhibit   10.22  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.33      Shareholders' Agreement, dated as  of
                    December   15,  1983,  among  Auto   Value
                    Associates, Inc. and the shareholders of Auto Value Associates, Inc., including Hahn, as amended (Exhibit 10.23 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.34      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Eli  N.  Futerman
                    (Exhibit   10.27  to  Hahn's  Registration
                    Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.35      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Michael  Futerman
                    (Exhibit   10.28  to  Hahn's  Registration
                    Statement  on  Form S-1 (No. 33-48694)  as
                    filed with the SEC on January 19, 1993)*
      Exhibit 10.36      Hahn's  Promissory Note, dated  April
                    1,   1992,  in  the  principal  amount  of
                    $250,000  in  favor  of  Naftali  Futerman
                    (Exhibit   10.29  to  Hahn's  Registration
                    Statement on Form S-1(No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.37        Hahn's    Amended   and    Restated
                    Promissory  Note, dated as of February  1,
                    1996, in the original principal amount of $1,650,000 in favor of Michael Futerman (Exhibit 10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

      Exhibit 10.38        Hahn's    Amended   and    Restated
                    Promissory  Note, dated as of February  1,
                    1996, in the original principal amount of $500,000 in favor of Eli Futerman (Exhibit 10-3 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

      Exhibit 10.39       Deferred   Compensation   Agreement,
                    dated November 30, 1992, between Hahn  and
                    Michael Futerman (Exhibit 10.37 to  Hahn's
                    Registration Statement on Form S-1 (No. 33-
                    48694)  as  filed with the SEC on  January
                    19, 1993)*

      Exhibit 10.40       Hahn   Automotive  Warehouse,   Inc.
                    Health  Benefit Retirement  Plan  (Exhibit
                    10.38 to Hahn's Registration Statement  on
                    Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

      Exhibit 10.41      Credit Facility Agreement, dated June
                    26,   1996,  among  Hahn,  AUTOWORKS,  the
                    several lenders named therein and the Fleet Bank, as agent (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Certain instruments respecting long-term debt of the Company and its subsidiaries have been omitted pursuant to Regulation Item
601. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

      Exhibit 10.42       Settlement  Agreement  and   Release
                    dated  June  29,  1998 between  AUTOWORKS,
                    Inc.,    The   Committee,   Fleet    Bank,
                    Manufacturers and Traders Trust,  Sumitomo
                    Bank   Ltd.,  Chase  Manhattan  Bank   and
                    Massachusetts   Mutual   Life    Insurance
                    Company.  (Exhibit 3.1 to Hahn's Quarterly
                    Report on Form 10-Q for the Quarter  Ended
                    June 30, 1998)*

      Exhibit 10.43       Waiver,   Modification   and   Third
                    Amendment to the Credit Facility Agreement and Forbearance Agreement, dated July 24, 1997 among the Company and its wholly-owned subsidiaries and the syndicate of banks (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)*

      Exhibit 10.44      Buyer's  Trademark License Agreement,
                    dated  November 28, 1993, between Northern
                    Automotive   Corporation   and   AUTOWORKS
                    (Exhibit 28.3 to Hahn's Current Report  on
                    Form  8-K,  dated December 10, 1993  (File
                    No. 0-20984)*

      Exhibit 10.45      Credit  Facility Amendment Number  1,
                    dated   October  10,  1996,  among   Hahn,
                    AUTOWORKS,   the  several  lenders   named
                    therein  and Fleet Bank, as agent (Exhibit
                    10.37  to Hahn Annual Report on Form  10-K
                    for  the  Fiscal year ended September  30,
                    1997)*

      Exhibit 10.46       Credit  Facility  Agreement,   dated
                    October  22, 1997 between Hahn  and  Fleet
                    Capital  Corporation .  (Exhibit 10.43  to
                    Hahn's Annual Report on Form 10-K for  the
                    Fiscal year ended September 30, 1997.)*

      Exhibit 10.47      Letter  Agreement,  dated  August  5,
                    1997   between   Schottenstein   Bernstein
                    Capital  Group, LLC, HLCO Trading Company,
                    Inc. and Garcel, Inc. d/b/a Great American
                    Asset  Management, as joint venturers  and
                    AUTOWORKS,  Inc. (Exhibit 10.2  to  Hahn's
                    Quarterly  Report  on Form  10-Q  for  the
                    quarter  ended June 30, 1997) (as modified
                    by  Gordon  Brothers  Partners,  Inc.  and
                    AUTOWORKS,  Inc. on August 20,  1997  with
                    respect    to   store   disposition    and
                    liquidation pricing).*

      Exhibit 10.48      Lease  Agreement dated September  30,
                    1994,   between   Meisenzahl   and   David
                    Appelbaum (Exhibit 10.47 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.49      Lease Agreement, dated September  30,
                    1994,   between   Meisenzahl   and   David
                    Appelbaum (Exhibit 10.45 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.50       Non-Competition   Agreement,   dated
                    September 30, 1994, between Hahn and David
                    Appelbaum (Exhibit 10.49 to Hahn's  Annual
                    Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.51        Tax    Procedures   and   Indemnity
                    Agreement,  dated  September   30,   1994,
                    between  Hahn and David Appelbaum (Exhibit
                    10.50 to Hahn's Annual Report On Form 10-K for the Fiscal year ended September 30,
                    1994)*

      Exhibit 10.52      Indemnification Agreement,  dated  as
                    of  September 30, 1994, executed by  David
                    Appelbaum in favor of Hahn, Meisenzahl and Regional (Exhibit 10.51 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994)*

      Exhibit 10.53      Letter Agreement, dated December  14,
                    1995,  between  Hahn and Michael  Futerman
                    (Exhibit 10.53 to Hahn's Annual Report  on
                    Form  10-K for Fiscal year ended September
                    30, 1995)*

      Exhibit 21    List of Subsidiaries (filed herewith)

      Exhibit 23    Consent of PricewaterhouseCoopers  LLP
                    with respect to Financial Statements and Financial Statement Schedules (filed herewith)

      Exhibit 24    Powers of Attorney for Directors (filed herewith)

      Exhibit 27    Selected Financial Data (filed herewith)


     *These exhibits are incorporated herein by reference to the registration statement or report referenced after each exhibit which an asterisk appears.

     Indicates executive compensation plans and arrangements.

      Exhibit 10.13

Letter Amendment Lease Amendment dated September 30, 1993 between
      Michael Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.13








September 30, 1993



Mr. Albert J. Van Erp
Vice President - Finance
Hahn Automotive Warehouse, Inc.
415 West Main Street
Rochester, NY  l4608

To Whom It May Concern:

     This amendment concerns the Lease included on Exhibit "A" which terminates December 14, 1992. This Lease term has been extended to the present date with no rent increases. This Lease will be extended five years commencing January 1, 1993 and terminating December 31, 1997.

     During this extended term there will be an increase in rent as indicated on Exhibit "B".

Sincerely,


s/s Mike Futerman
Mike Futerman

MF/rmd

AGREEMENT

     My signature below indicates Hahn Automotive Warehouse,
Inc.'s agreement to the above extensions of Lease terms and rent increases as indicated on Exhibits "A" and "B".

s/s Albert J. Van Erp, V.P.                       9/30/93
Albert J. Van Erp, V.P. - Finance                 Date

                           EXHIBIT "A"


STORE #   PROPERTY       LEASE TERM          RENT/MO   RENT/YR

102       SYRACUSE,
          NY             12/87 - 12/14/97    8,100      97,200

103       BUFFALO,
          NY             12/87 - 12/14/97    4,200      50,400

104       NEWBURGH,
          NY             12/87 - 12/14/97    3,500      42,000

105       BRONX,
          NY             12/87 - 12/14/97    4,000      48,000

142       ELLENVILLE,
          NY             4/91 - 3/31/96      1,300      15,600

143       KINGSTON,
          NY             12/87 - 12/143/92   3,000      36,000

153       CANASTOTA,
          NY             1/1/92 - 12/31/96     800       9,600

158       ROME,
          NY             1/1/92 - 12/31/96   1,000      12,000

169       AUBURN,
          NY             1/92 - 12/31/96     1,000      12,000

172       PAINTED
          POST, NY       1/1/92 - 12/31/96   1,200      14,400
                                                        (2,094)*

175       GENEVA,
          NY             4/1/92 - 3/31/97    1,450      17,400

176       HORNELL,
          NY             1/1/92 - 12/31/96   1,000      12,000
                                                        (3,754)*

179       BATH,
          NY             1/1/92 - 12/31/96     450       5,400

309       BLADENSBURG,
          MD             12/87 - 12/14/97    4,100      49,200

412       GOLDSBORO,
          NC             12/87 - 12/14/97    7,440      89,280

416       A+ BATTERY     12/87 - 12/14/97      700       8,400
          GOLDSBORO, NC

422       GOLDSBORO,
          NC             12/87 - 12/14/97    1,860      22,320

RECORD    394 W. MAIN    12/87 - 12/14/97      850      10,200
STORAGE   ROCHESTER, NY

806       DAYTON,
          OH             9/91 - 8/31/01      9,000     108,000

*Taxes to be paid as additional annual rent. The Lease requires Tenant to pay all real property taxes. Since some buildings have more than one leasehold, we have listed the amount of all property taxes tenant shall pay for a particular store, which shall increase annually in proportion to the increase in real property taxes.

      Exhibit 10.14

  Second Amendment to Lease Agreement, dated May 1997, between
      Michael Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.14


               SECOND AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                        MICHAEL FUTERMAN
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.



     THIS AGREEMENT is made as of this      day of May, 1997, by
and between MICHAEL FUTERMAN ("Landlord") and HAHN AUTOMOTIVE
WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 (the "Lease Agreement").

     B. The purpose of this Second Amendment is to extend the lease term and modify the rental due pursuant to the Lease
Agreement as it pertains to certain warehouses.

                           Provisions

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease term for the Warehouses as set
forth further on Exhibit "B" is hereby extended through November 30, 2007, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement. Exhibit "A" to the Lease Agreement is hereby amended accordingly.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD            S/S Michael Futerman
                              MICHAEL FUTERMAN

          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By  S/S T. Vergo

                              Its  V.P.

                           EXHIBIT "B"

                        MICHAEL FUTERMAN



STORE #
PROPERTY           LEASE TERM      RENT/MO     RENT/YR

102
SYRACUSE, NY   12/1/97 - 11/30/07  $8625.00  $103,500.00

103
BUFFALO, NY    12/1/97 - 11/30/07  $4630.00  $ 55,560.00

104
NEWBURGH, NY   12/1/97 - 11/30/07  $3850.00  $ 46,200.00

                           EXHIBIT "B"

STORE #
PROPERTY          LEASE TERM       RENT/MO   RENT/YR

143
KINGSTON, NY   1/1/93 - 12/31/97   3,15      37,800

      Exhibit 10.15

  Second Amendment to Lease Agreement, dated May, 1997 between the Michael Futerman Irrevocable Trust and Hahn Automotive Warehouse,
                              Inc.

                                                         Exhibit 10.15
               SECOND AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
               MICHAEL FUTERMAN IRREVOCABLE TRUST
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.

     THIS AGREEMENT is made as of this     day of May, 1997, by
and between MICHAEL FUTERMAN IRREVOCABLE TRUST (Landlord") and
HAHN AUTOMOTIVE WAREHOUSE, INC. ("Tenant").
                            Recitals

     A. Landlord, Michael Futerman and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 (the "Lease
Agreement").

     B. The Landlord acquired title from Michael Futerman pursuant to a deed and trust agreement dated November 30, 1992.

     C. The purpose of this Second Amendment is to extend the lease term and modify the rental due pursuant to the Lease
Agreement as it pertains to Warehouse #105, Bronx, NY..

                           Provisions

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease term for the Warehouse #105,
Bronx, NY, is hereby extended through November 30, 2007, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement except amended as follows:

No.  Property      Lease Term      Rent/Mo        Rent/Yr
105  Bronx, NY 12/1/97 - 11/30/07  $5,830.00      $69,960.00

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD            S/S Eli  Futerman
                              ELI N. FUTERMAN, TRUSTEE

          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By  S/S T. Vergo

                              Its  V.P.

      Exhibit 10.16

   Third Amendment to Lease Agreement between Michael Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.16
               THIRD AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                        MICHAEL FUTERMAN
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.



     THIS AGREEMENT is made as of this     day of      , 19   ,
by and between MICHAEL FUTERMAN ("Landlord") and HAHN AUTOMOTIVE
WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 (the "Lease Agreement").

     B. The purpose of this Third Amendment to Lease Agreement is to modify Exhibit "A" by the addition of two (2) locations to the existing Exhibit "A".

                           Provisions

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Additional locations.    The parties agree that two (2)
locations should be added to Exhibit "A" as follows: 80 South Main Street, Wellsville, New York 14895 and 207 Elm Street, Warren, Ohio 44483 for the term and rental stated on attachment "A" annexed hereto. These leases are subject to all of the conditions and limitations set forth in the master Lease Agreement.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD       s/s Mike Futerman (POA) Eli Futerman
                         MICHAEL FUTERMAN


          TENANT         HAHN AUTOMOTIVE WAREHOUSE, INC.

                         By  s/s Daniel Chessin

                         Its Executive Vice President

                         ATTACHMENT "A"




STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

171
WELLSVILLE, NY      3/1/93 - 2/28/98    $1,150.00 $13,800.00

818
WARREN, OH          6/1/92 - 12/31/97   $  950.00 $11,400.00

      Exhibit 10.17

  Fourth Amendment to Lease Agreement between Michael Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.17
               FOURTH AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                        MICHAEL FUTERMAN
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.



     THIS AGREEMENT is made as of this     day of     , 1998, by
and between MICHAEL FUTERMAN ("Landlord") and HAHN AUTOMOTIVE
WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 (the "Lease Agreement").

     B. The purpose of this Fourth Amendment to Lease Agreement is to extend the lease terms and modify the rental due pursuant to the Lease as it pertains to certain locations.

                           Provisions

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease terms for the store locations
and storage location set forth on Exhibit "C" are hereby extended through May 31, 2003, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement. Exhibit "A" to the Lease Agreement is hereby amended accordingly.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD            s/s Michael Futerman
                              MICHAEL FUTERMAN


          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By s/s Albert Van Erp

                              Its Vice President

                           EXHIBIT "C"

                        Michael Futerman

STORE   PROPERTY             LEASE TERM      RENT/MO        RENT/YR
NO.


309     BLADENSBURG, MD   6/1/98 -            6600           79,200
                          5/31/03

412     GOLDSBORO, NC     6/1/98 -            7440           89,280
                          5/31/03

422     GOLDSBORO, NC     6/1/98 -            1860           22,320
                          5/31/03

806     DAYTON, OH        6/1/98 -            9000          108,000
                          5/31/03

171     WELLSVILLE, NY    6/1/98 -            1150           13,800
                          5/31/03

818     WARREN, OH        6/1/98 -             950           11,400
                          5/31/03


      Exhibit 10.18

      Amendment to Lease Agreement between Michael Futerman and Sara Futerman as Landlord and Hahn Automotive Warehouse, Inc., as
                             tenant

                                                         Exhibit 10.18
                  AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                        MICHAEL FUTERMAN
                               AND
                   SARA FUTERMAN, AS LANDLORD
                               AND
           HAHN AUTOMOTIVE WAREHOUSE, INC., AS TENANT



     THIS AGREEMENT is made as of this     day of      , 1998, by
and between MICHAEL FUTERMAN and SARA FUTERMAN ("Landlord") and
HAHN AUTOMOTIVE WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreements acknowledged June 10, 1992 (the "Lease Agreement").

     B. The purpose of this Amendment to Lease Agreement is to extend the lease terms and modify the rental due pursuant to the Lease as it pertains to certain locations.

                           Provisions

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease terms for the store locations
and storage location set forth on Exhibit "A" are hereby extended through May 31, 2003, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement. Exhibit "A" to the Lease Agreement is hereby amended accordingly.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD            s/s Michael Futerman
                              MICHAEL FUTERMAN

          LANDLORD            s/s Sara Futerman
                              SARA FUTERMAN

          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By  s/s Albert Van Erp

                              Its Vice President

                       EXHIBIT "A" AMENDED

                      MIKE FUTERMAN LEASES





STORE NO.   PROPERTY        LEASE TERM    RENT/MO    RENT/YR

143         KINGSTON, NY    6/1/98 -      3150       37,800
                            5/31/03

153         CANASTOTA, NY   6/1/98 -      800        9,600
                            5/31/03

158         ROME, NY        6/1/98 -      1000       12,000
                            5/31/03

172         PAINTED POST    6/1/98 -      1200       14,400  TAX: 2094
                            5/31/03

175         GENEVA, NY         6/1/98 -   1450       17,400
                            5/31/03

176         HORNELL, NY     6/1/98 -      1100       13,200  TAX: 3754
                            5/31/03

179         BATH, NY        6/1/98 -      450        5,400
                            5/31/03

820         TOLEDO, OH      6/1/98 -      1500       18,000
            REYNOLDS RD     5/31/03

RECORDS     WEST MAIN ST    6/1/98 -      850        10,200
STORAGE     394             5/31/03

      Exhibit 10.19

    Lease Agreement between the Michael Futerman Living Trust as Landlord, and Hahn Automotive Warehouse, Inc., as tenant

                                                         Exhibit 10.19












                 HAHN AUTOMOTIVE WAREHOUSE, INC












                         LEASE AGREEMENT
















                             Store No.

                        LEASE AGREEMENT

                       Table of Contents


1:       DEMISE, TERM AND USE

2:       CONDITION OF PREMISES, IMPROVEMENTS

3:       RENT

4:       SECURITY DEPOSIT

5:       DAMAGES

6:       INSURANCE

7:       REPAIRS AND MAINTENANCE OF THE PROPERTY

8:       INDEMNIFICATION

9:       DAMAGE OR DESTRUCTION

10:      CONDEMNATION

11:      ASSIGNMENT AND SUBLEASES

12:      DEFAULT

13:      LANDLORD'S RIGHT TO ENTER PREMISES

14:      SUBORDINATION; ESTOPPEL CERTIFICATES

15:      NOTICES

16:      QUIET ENJOYMENT

17:       ENVIRONMENTAL INDEMNITY AND REPRESENTATION

18:       ENTIRE AGREEMENT

                        LEASE AGREEMENT


     THIS LEASE AGREEMENT is made and is effective as of the date set  forth  in  Exhibit  A attached hereto  for  each  particular property also set forth on Exhibit A and attached hereto, between

Michael Futerman Living Trust , with an address at 415 West  Main

Street,   Rochester,  New  York   14608  ("Landlord")  and   HAHN

AUTOMOTIVE WAREHOUSE, INC., 415 West Main Street, Rochester,  New

York  14608 ("Tenant").

      This Lease is granted and accepted upon the following terms and  conditions, and each of the parties agrees  to  perform  and observe  all the terms, covenants and conditions to be  performed on its part.  Exhibit A attached hereto is incorporated herein by reference and made part of this Lease.

                            ARTICLE 1

                      DEMISE, TERM AND USE

1.1: The Landlord lets to Tenant, and Tenant takes from Landlord,

each  parcel of real property as more particularly set  forth  on

Exhibit A attached hereto.

1.2:  The  term  of this Lease shall be that term  set  forth  on

Exhibit A attached hereto.

1.3:  The  Premises may be used only for the retail or  wholesale sale  of  auto parts and accessories; the aforementioned sentence notwithstanding, the Tenant may also use the Premises for general office purposes.

                            ARTICLE 2

               CONDITION OF PREMISES, IMPROVEMENTS

2.1   The Landlord will provide the Premises to the Tenant in "as is"  condition upon commencement of the Lease.  The  Tenant  will take  good care of the Premises, will promptly repair all damage,

will  comply  with all laws, regulations or ordinances  regarding the  Premises, and will surrender the Premises at the end of  the

term  in  good  condition normal wear and  tear  excepted..   Any

alterations  or improvements to the Premises by the Tenant  shall be  made  only with the Landlord's permission.  All improvements,

whether  made  prior to or during the term of this  Lease,  shall become  the  property  of  the Landlord upon  the  expiration  or termination of this Lease.

                            ARTICLE 3

                              RENT

3.1:  Tenant  agrees to pay to the Landlord,  at  415  West  Main

Street, Rochester, New York  14608, or at such other place as the landlord  may designate by written notice, a net annual  rent  in equal  monthly  installments as set forth on Exhibit  A  attached hereto.

      The net annual rental ("Net Rent") shall be in addition  to all  other  payments to be made by Tenant as hereafter  provided,

and
the  Net  Rent  shall  be paid in equal monthly  installments  in advance  on the first day of each calendar month during the  term of this Lease.

3.2:  The  Net  Rent shall be absolutely net to the landlord,  so that  this Lease shall yield, net to the Landlord, the  Net  Rent specified  in  Section 1 in each year during  the  term  of  this

Lease.  All costs and expenses relating to the Premises shall  be paid  by  Tenant,  provided that nothing contained  herein  shall require  the  Tenant  to  pay interest  or  principal  under  any mortgage placed upon the Premises by the Landlord.

3.3: The Net Rent shall be paid to the Landlord without notice or demand and without abatement, deduction or setoff.

3.4: On the anniversary of each lease year Tenant agrees that the

Net Rent payable under this Lease Agreement pursuant to Exhibit A shall  be  increased  by  a percentage equal  to  the  percentage increase  from  the immediately preceding adjustment  date  (  as hereinafter specified) of the "Consumer's Price Index  for  Urban

Wage  Earners and Clerical Workers, U.S. City Average, All Items,

City  Size  A  (1982-84=100)", issued  by  the  Bureau  of  Labor

Statistics  of the U.S. Department of Labor in the Current  Labor

Statistic  Section of the Monthly Labor Review (final publication only).  The term "adjustment date" as used herein shall refer  to the date on which the Index is published, which is closest to the date immediately preceding the anniversary of the term of this

Lease Agreement as set forth on Exhibit A.  Any adjustment of the

Net Rent shall continue during the subsequent year.

3.5:  Tenant will also pay as additional rent all costs for  real property  taxes,  utilities (heat, air and lighting),  water  and sewer  charges,  and  repairs of every kind and  nature  (whether structural  or  nonstructural), and any and  all  other  expenses incurred  in connection with the operation, maintenance and  care of  the Premises.  If the Tenant fails to pay any additional rent

as  due, the Landlord may, at his option, pay the same.   If  so,

the  Tenant shall reimburse the Landlord within five (5) days  of the  Landlord's demand with interest at the highest rate  allowed by law.

3.6:  If  the Net Rent is paid after the fifth (5th) day  of  the month,  there shall be a late charge of five percent (5%) of  the amount due.

                            ARTICLE 4

                        SECURITY DEPOSIT

4.1: Tenant shall provide Landlord with a security deposit in the amount of $0.00.

                            ARTICLE 5

                             DAMAGES

5.1:  If  the Demised Premises, or any portion thereof, shall  be damaged during the term by fire or any other casualty, the Tenant shall repair and/or rebuild the same as promptly as possible. In such event the Lease shall not terminate but shall remain in full force  and effect and there shall be no reduction in rental while said  Premises  are being repaired, nor for any period  of  delay caused  or requested by Tenant.  Tenant's obligations to promptly repair  and/or rebuild shall be subject to any delays from  labor troubles,  material shortages, insurance claim  negotiations,  or any  other causes whether similar or dissimilar to the foregoing,

beyond Tenant's control.

                            ARTICLE 6

                            INSURANCE

6.1: Tenant shall keep buildings and improvements on the Premises insured  against loss or damage by fire, with extended  coverage,

and  such  other  insurance hazards as may be determined  by  the

Landlord, naming Landlord as an additional insured.  Tenant shall be  solely  responsible for the cost of insurance  as  additional

rent.   Tenant  shall  provide and keep in  force  bodily  injury

liability  insurance  with limits of not less  than  ONE  MILLION

DOLLARS  ($1,000,000.00) with respect to any one person  and  not less than TWO MILLION DOLLARS ($2,000,000.00) with respect to any one  occurrence, and property damage liability insurance  with  a

limit   of   not   less  than  FOUR  HUNDRED   THOUSAND   DOLLARS

($400,000.00)  with respect to any one occurrence, said  policies naming Landlord

as an additional insured.

6.2:  All insurance policies shall be issued in the names of  the

Landlord and Tenant as their interest may appear; and a  copy  of all  policies or a certificate of insurance showing the  coverage provided in the policies shall be delivered to the Landlord prior to  Tenant  taking possession with proof of the premium  payment.

Landlord  shall be immediately notified by all insurance carriers prior  to  a  termination or cancellation of an insurance  policy insuring the Premises.

6.3: Landlord and Tenant each release the other from liability or responsibility (to the other or anyone claiming through or  under them  by way of subrogation or otherwise) for any loss or  damage to  property  covered  by  valid  fire  insurance  with  standard extended  coverage  endorsement,  even  if  such  fire  or  other casualty shall have been caused by the fault or negligence of the other party, or anyone for whom such party may be responsible.

                            ARTICLE 7

             REPAIRS AND MAINTENANCE OF THE PROPERTY

7.1:  Throughout the term of this Lease, Tenant, at its sole cost and expense, will keep the Premises in such condition as they are at the commencement of this Lease, normal wear and tear excepted,

and  make all nonstructural and structural repairs of every  kind and  nature necessary to keep and maintain the Premises  in  good order and state of repair, including, but not limited to all roof repairs and HVAC repairs. All repairs made by Tenant shall be equal  to  or  better than the quality and class of the  original work.

7.2:  Tenant  shall maintain all portions of the  Premises  in  a clean and orderly condition.

7.3:  Tenant  assumes  the full and sole responsibility  for  the

condition,   operation,  repair,  replacement,  maintenance   and

management of the Premises.



                            ARTICLE 8

                         INDEMNIFICATION

8.1:  Tenant  agrees that, except for acts or  omissions  of  the

Landlord,  it  will  indemnify,  defend  and  save  the  Landlord harmless  from  and  against  any and  all  liabilities,  losses,

damages,  costs, expenses, suits, judgments and claims by  anyone for  injury  or  damage  to  person or property  arising  on  the

Premises  and the building and improvements thereon,  or  arising from the use, occupation, operation, possession or control of the

Premises  by  the  Tenant.  Tenant further agrees  to  indemnify,

defend  and save the Landlord harmless from any and all liability arising  from  any  failure  by Tenant  to  perform  any  of  the agreements,  terms,  covenants or conditions  of  this  Lease  on

Tenant's part to be performed.

8.2:  Landlord  agrees to indemnify, defend and save  the  Tenant harmless  from  and  against  any and  all  liabilities,  losses,

damages,  costs, expenses, suits, judgments and claims by  anyone for  injury  or  damage to person or property resulting  directly from  Landlord's acts or omissions.  Landlord further  agrees  to indemnify, defend and save the Tenant harmless from any  and  all liability arising from any failure by Landlord to perform any  of the  agreements, terms, covenants or conditions of this Lease  on

Landlord's part to be performed.

                            ARTICLE 9

                      DAMAGE OR DESTRUCTION

9.1:  In  case  of damage to the Premises, Tenant shall  promptly give  notice thereof to the Landlord.  Subject to the  provisions of the following section, Tenant shall promptly repair any damage by at least restoring the Premises to their original condition.

9.2: If all or substantially all of the Premises shall be damaged or  destroyed  by fire or otherwise so as to render the  Premises uninhabitable,  then Tenant shall have the option of  terminating this  Lease by written notice to Tenant given within thirty  (30)

days after the destruction or damage.

                           ARTICLE 10

                          CONDEMNATION

10.1:     If the fee of the entire Demised Premises and the  land

underlying the same is condemned or appropriated by any apparent competent authority, then and in that event the term of this

Lease  shall cease and terminate on the date possession is to  be given  to the condemning authority unless an earlier date is  set by  Landlord.  If the fee or a substantial part but less than all of  the Demised Premises and the land underlying the same  is  so condemned  or  appropriated and if the remainder of  the  Demised

Premises  can  reasonably  be  used for  substantially  the  same purposes  and  in substantially the same manner, except  for  the amount  of  floor space, as the Demised Premises  prior  to  such condemnation or appropriation, then this Lease shall continue  in full  force  and  effect  without change,  with  respect  to  the remaining portion of the Premises, except that the fixed  minimum rent shall be equitably adjusted.  The foregoing notwithstanding,

the  Landlord  at its option may notify Tenant of its  desire  to terminate  this Lease, such termination to be effective  on  date set  by  Landlord.  If this Lease shall so continue, the Landlord shall,  at  its  own expense, with reasonable promptness,  repair and/or  rebuild  the remaining portion of the  Demised  Premises,

provided, however, that Landlord shall in no event be required to expend  for such work an amount in excess of the amount of  money received  by said Landlord for the taking of the portion  of  the

Demised  Premises condemned.  If the part of the Demised Premises not  condemned cannot be used for substantially the same purposes and  in  the same manner, except for the amount of space, as  the

Demised 108

Premises prior to such condemnation, the Landlord and the  Tenant shall  have the option to terminate this Lease by written  notice to  the  other within ninety (90) days after the date of  taking.

If any such notice be given, the Lease shall terminate at the end of  the month in which occurs the thirtieth (30th) day after  the giving of such notice.

10.2:      In the event of the termination of this Lease  as  the

result of any condemnation or taking as aforesaid, whether  whole or  partial, the Tenant shall not be entitled to any part of  the award  for such condemnation and Landlord is to receive the  full amount  of  such award, the Tenant hereby expressly  waiving  any right  or  claim  to any part thereof; provided, however,  Tenant shall  have  the  right to claim and recover from the  condemning authority,  but not from Landlord, such compensation  as  may  be separately awarded or recoverable by Tenant in Tenant's own right on  account of any cost or loss to which Tenant might be  put  in the  loss  or  removal of Tenant's merchandise, furniture,  trade

fixtures   and   the  unamortized  value  of  such   lease   hold

improvements  and  equipment to which title  has  not  vested  in

Landlord  pursuant  to the terms of this Lease.   Notwithstanding

the  above, Tenant shall be entitled to petition the municipality for moving expenses, and loss of business use.

10.3:     In the event of any termination of the Lease under this

provision, the rental shall be pro-rated to the date of vacation of the Premises.

10.4:       Tenant  agrees  to  promptly  execute  any  and   all

instruments  as may be required to effectuate the  provisions  of this Section.

                           ARTICLE 11

                    ASSIGNMENTS AND SUBLEASES

11.1:     Tenant may not assign this Lease or sublet the Premises

in  whole  or  in  part  or otherwise transfer  or  encumber  its leasehold  estate  without  the  prior  written  consent  of  the

Landlord  which  may be withheld for any reason within  the  sole discretion of Landlord.





                           ARTICLE 12

                             DEFAULT

12.1:       Any  one  or  more  of  the  following  events  shall

constitute a default:

      a.    default by Tenant in the payment of any Net  Rent  or

additional rent or charges payable under this Lease for a  period of ten (10) days after the date due; or

      b.    default by Tenant in the performance of or compliance

with  any  other covenant, agreement, term or provision  in  this

Lease,  for  a period of ten (10) days after written notice  from the Landlord to Tenant; or

      c.    filing by or against Tenant of a petition  under  any

Chapter of the Bankruptcy Code; or

     d.   insolvency of Tenant; or

     e.   vacation or abandonment of the Premises by Tenant.

      In  the  event  of  default,  this  Lease  shall  thereupon terminate.

12.2:      Upon  termination  of  this  Lease  or  at  any   time

thereafter,  Landlord may recover possession of the  Premises  by

self-help,  a summary proceeding, or other lawful means.   Tenant

shall remain liable for the Net Rent and additional rent for  the

balance  of  the  original  term  of  the  Lease.   Landlord  may

accelerate and make immediately due and payable the Net  Rent  by so  notifying  Tenant  in writing.  If the  Landlord  relets  the

Premises  for any part of the original term, rent collected  from the  new  tenant shall be credited against Tenant's liability  to

Landlord,  after  deduction  of all  of  Landlord's  expenses  in connection with the reletting.

12.3:     In the event of default, Tenant shall also pay Landlord

its  reasonable attorneys fees and collection costs in connection with recovering possession of the Premises and/or any amount  due under this Lease.

12.4:      Landlord's  remedies for default are  cumulative.   No

delay  or  failure by Landlord to promptly exercise his  remedies upon default shall constitute a waiver of that default or of  any

future  default.   Acceptance of rent by Landlord  after  default

shall not constitute a waiver or estoppel.

12..5:     In any action or proceeding arising out of an  alleged
default  or out of any other matter relating to this Lease,  both

Landlord  and  Tenant waive a jury trial and agree  to  have  the action or proceeding determined by the court without a jury.

12.6:     Tenant waives any right of redemption under any present

or future law.

                           ARTICLE 13

               LANDLORD'S RIGHT TO ENTER PREMISES

13.1  Tenant  agrees  to permit the Landlord and  any  authorized representatives  of  the Landlord to enter the  Premises  at  all times  during  usual  business hours, or  any  time  in  case  of emergency,  for  inspection, or to  exhibit  the  Premises  to  a prospective tenant or purchaser.

                           ARTICLE 14

              SUBORDINATION; ESTOPPEL CERTIFICATES

14.1:      The rights of Tenant under this Lease are subject  and

subordinate  to the lien of any mortgage which now  or  hereafter may encumber the Premises.

14.2:     Tenant agrees that upon ten (10) days prior request  by

Landlord,  Tenant  will  execute,  acknowledge  and  deliver   to

Landlord  a  statement  in writing stating  that  this  Lease  is unmodified and in full force and effect (or, if there  have  been modifications, stating the modifications, and that the  Lease  as modified is in full force and effect), the dates to which the Net

Rent  and  other charges have been paid and whether Landlord  has defaulted in the 112

performance of any of its obligations under the Lease.

                           ARTICLE 15

                             NOTICES

15.1:      All written notices, demands and requests required  to

be  given  by this Lease shall be either delivered personally  or sent by United States mail, postage prepaid, and addressed:

     a. to Tenant:       Hahn Automotive Warehouse, Inc.
                    415 West Main Street
                    Rochester, NY  14608

     b: to Landlord:          Michael Futerman Living Trust
                    415 West Main Street
                    Rochester, NY  14608
                    Attention:  Michael Futerman, Trustee


or  at such other address as the party subsequently designates in

writing.   A  notice,  demand  or request,  which  is  mailed  as

provided  above shall be deemed given on the first  business  day after mailing.

                           ARTICLE 16

                         QUIET ENJOYMENT

16.1:      The Landlord agrees that Tenant, upon paying  the  Net

Rent,  additional rent and all other charges herein provided  for and  performing  and  fulfilling the  covenants,  agreements  and conditions  of  this Lease on Tenant's part to be  performed  and fulfilled, shall lawfully and quietly hold, occupy and enjoy  the

Premises during the term of this Lease.

                           ARTICLE 17

           ENVIRONMENTAL INDEMNITY AND REPRESENTATION

17.1:      Tenant represents, warrants, and covenants that Tenant

will  not  use  hazardous materials at or affecting  the  Demised

Premises  in  any manner which violates Federal, State  or  local

laws,  ordinances,  rules  or  regulations  governing  the   use,

storage,   treatment,  transportation,  manufacture,  refinement,

handling, production or disposal of hazardous materials.

17.2:      Tenant  covenants  that it shall  keep  or  cause  the

Demised  Premises to be kept free of hazardous materials and  not cause  or  permit  the Demised Premises to be used  to  generate,

manufacture,  refine, transport, treat, store,  handle,  dispose,

produce or process hazardous materials, except in compliance with all applicable Federal, State or local laws or regulations.

17.3:      Tenant covenants to ensure compliance by all operators

and  occupants  of  the  Demised  Premises  with  all  applicable

Federal,  State and local laws, ordinances, rules and regulations and  will ensure that all such operators and occupants obtain and comply  with  any  and all required approvals,  registrations  or permits.

17.4:      Tenant  shall  defend,  indemnify  and  hold  harmless

Landlord, its employees, agents, officers and directors from  and against any 114

claims,  demands,  penalties,  fines,  liabilities,  settlements,

damages,  costs  or expenses of whatever kind  or  nature  known,

contingent or otherwise, arising out of or in any way related  to hazardous  materials  permitted or suffered  by  Tenant,  at  the

Demised  Premises  or  the  soil, water,  vegetation,  buildings,

personal property, persons, animals or otherwise and any personal injury (including wrongful death) or property damage arising  out of or related to the use by Tenant of such hazardous materials.

17.5:      Termination  of  this Lease as a  result  of  Tenant's

default  shall not operate as a discharge of Tenant's engagements as  to  hazardous materials and Tenant shall deliver the  Demised

Premises to Landlord free of any and all hazardous materials.

17.6:     In the event Tenant does not timely perform any of  the

above  obligations, Landlord may perform said obligations at  the expense of Tenant and such expense shall be considered additional rent.

                           ARTICLE 18

                        ENTIRE AGREEMENT

18.1:      This  Lease together with Exhibit A, attached  hereto,

contains the entire agreement between the parties and may not  be changed except by a subsequent writing signed by the parties.

      IN  WITNESS WHEREOF, the parties hereto have executed  this

Lease as of the day and year first above written.



"LANDLORD"               MICHAEL FUTERMAN LIVING TRUST



                         BY:






"TENANT"                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                         a New York corporation



                         By                  Its Vice President

STATE OF       )
                         )  ss.
COUNTY OF           )

      On  this      day  of       ,  1998              personally
appeared  before me,            the individual who executed  this
instrument, and acknowledged the said instrument to be the free and voluntary act and deed of the Michael Futerman Living Trust for the uses and purposes therein mentioned and on oath stated that they are authorized to execute said instrument.

      IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year first above written.




                              Notary Public in and for the State
                                  of         ,    residing     at
 .




STATE OF NEW YORK        )
                         )  ss.
COUNTY OF MONROE )

      On  this        day of          , 1998, personally appeared
before me, Daniel R. McDonald, Esq., to me known to be the Vice President of HAHN AUTOMOTIVE WAREHOUSE, INC., a New York corporation, the corporation that executed the within and foregoing instrument, and acknowledged the said instrument to be the free and voluntary act and deed of said corporation for the uses and purposes therein mentioned and on oath stated that they are authorized to execute said instrument.

      IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year first above written.




                              Notary Public in and for the State
                               of  New  York, residing in  Monroe
County.

                            EXHIBIT A

STORE #
PROPERTY                  LEASE TERM          RENT/MO
RENT/YR

101
415 W MAIN               7/1/98-6/30/08      $10,000.00
$120,000.00
ROCHESTER, NY

HQ
Hahn Office-             7/1/98-6/30/08      $ 7,000.00
84,000.00
Headquarters
ROCHESTER, NY

    Exhibit 10.21

Letter Agreement Lease Amendment, dated October 4, 1993, between
       Eli N. Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.21









October 4, 1993



Mr. Albert J. Van Erp
Vice President - Finance
Hahn Automotive Warehouse, Inc.
415 West Main Street
Rochester, NY  l4608

To Whom It May Concern:

     This amendment concerns the Leases included on Exhibit "A" which terminate December 14, 1992. This Lease term has been extended to the present date with no rent increases. These Leases will be extended five years commencing January 1, 1993 and terminating December 31, 1997.

     During this extended term there will be an increase in rent as indicated on Exhibit "B".

Sincerely,


s/s Eli N. Futerman
Eli N. Futerman

ENF/rmd

                            AGREEMENT

     My signature below indicates Hahn Automotive Warehouse,
Inc.'s agreement to the above extensions of Lease terms and rent increases as indicated on Exhibits "A" and "B".

s/s Albert J. Van Erp, V.P.                       10/4//93
Albert J. Van Erp, V.P. - Finance                 Date

                           EXHIBIT "A"

STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

161
CARTHAGE, NY        12/87 - 12/14/92    $2,550    $30,600

183
ONTARIO, NY         4/1/92 - 3/31/97     3,000     36,000
                                                       (7,031)*

191
ONTARIO, NY         4/1/92 - 3/31/97     3,150     37,800

423
LAGRANGE, NC        12/87 - 12/14/92       500      6,000

424
SANFORD, NC         11/1/91 - 10/31/96     900     10,800

902
NEWPORT NEWS, VA    12/87 - 12/14/92     1,400     16,800

481
RICHMOND, VA        12/87 - 12/14/97     7,000     84,000
                                                       (15,500)*

819
TOLEDO, OH          5/90 - 12/14/95        700      8,400

814
UCI-TOLEDO          /90 - 12/14/2000     1,300     15,600

*Taxes to be paid as additional annual rent. The Lease requires Tenant to pay all real property taxes. Since some buildings have more than one leasehold, we have listed the amount of all property taxes tenant shall pay for a particular store, which shall increase annually in proportion to the increase in real property taxes.

                           EXHIBIT "B"


STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

161
CARTHAGE, NY        1/1/93 - 12/31/97   2,675     $32,100

423
LAGRANGE, NC        1/1/93 - 12/31/97     525       6,300

902
NEWPORT NEWS, VA    1/1/93 - 12/31/97   1,500      18,000

      Exhibit 10.22

Letter Agreement Lease Amendment,, dated September 30, 1996, between
       Eli N. Futerman and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.22









September 30, 1996



Mr. Albert J. Van Erp
Vice President - Finance
Hahn Automotive Warehouse, Inc.
415 West Main Street
Rochester, NY  l4608

Dear Al:

This amendment concerns the Leases included on Exhibit "A"
(attached) for the property in Sanford, North Carolina, which terminates October 31, 1996. It has been extended to November 1,
1996, for five years, terminating on October 31, 2001.

During this extended term there will be increased to $1,100 per year.

Sincerely,


s/s Eli Futerman
Eli N. Futerman

ENF/pct

                            AGREEMENT

     My signature below indicates Hahn Automotive Warehouse,
Inc.'s agreement to the extensions of the Lease term and rent increase as indicated above.

s/s Albert J. Van Erp, V.P.                       9/30/96
Albert J. Van Erp, V.P. - Finance                 Date

                           EXHIBIT "A"


STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

161
CARTHAGE, NY        12/87 - 12/14/92    $2,550    $30,600

183
ONTARIO, NY         4/1/92 - 3/31/97     3,000     36,000
                                                       (7,031)*

191
ONTARIO, NY         4/1/92 - 3/31/97      ,150     37,800

423
LAGRANGE, NC        12/87 - 12/14/92       500      6,000

424
SANFORD, NC         11/1/91 - 10/31/96     900     10,800

902
NEWPORT NEWS, VA    12/87 - 12/14/92     1,400     16,800

481
RICHMOND, VA        12/87 - 12/14/97     7,000     84,000
                                                       (15,500)*

819
TOLEDO, OH          5/90 - 12/14/95        700      8,400

814
UCI-TOLEDO          5/90 - 12/14/2000    1,300     15,600

*Taxes to be paid as additional annual rent. The Lease requires Tenant to pay all real property taxes. Since some buildings have more than one leasehold, we have listed the amount of all property taxes tenant shall pay for a particular store, which shall increase annually in proportion to the increase in real property taxes.

      Exhibit 10.24

Letter Agreement Lease Amendment dated September 1, 1993, between
       EDR Associates and Hahn Automotive Warehouse, Inc.

                                                         Exhibit 10.24









September 1, 1993



Mr. Albert J. Van Erp
Vice President - Finance
Hahn Automotive Warehouse, Inc.
415 West Main Street
Rochester, NY  l4608

To Whom It May Concern:

     This amendment concerns the Leases included on Exhibit "A" which terminate October 31, 1993. They shall each be extended one year commencing November 1, 1993 and terminating October 31, 1994 at the current rate.

     The Lease terms will then be extended for five years commencing November 1, 1994 and terminating October 31, 1999 with a five percent rent increase as indicated on Exhibit "B".

Sincerely,


s/s Eli N. Futerman
Eli N. Futerman
Associate

ENF/rmd

                            AGREEMENT

     My signature below indicates Hahn Automotive Warehouse,
Inc.'s agreement to the above extensions of Lease terms and rent increases as indicated on Exhibits "A" and "B".

s/s Albert J. Van Erp, V.P.                       9/1/93
Albert J. Van Erp, V.P. - Finance                 Date

                           EXHIBIT "A"

                         EDR ASSOCIATES
                 a New York General Partnership


STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

167
PORT BYRON, NY      8/90 - 12/14/95     $ 1,250   $ 15,000

168
AUBURN, NY          8/90 - 12/14/95       1,250     15,000

OHIO STORES
814
A+ BATTERY          11/88 - 10/31/98      1,000     12,000
32 FRANKLIN
DAYTON, OH

861
HUBER HEIGHTS, OH   11/88 - 10/31/93      2,800     33,600

862
FAIRBORN, OH        11/88 - 10/31/93      2,400     28,800

863
MIAMISBURG, OH      11/88 - 10/31/93      2,000     24,000

864
401 S. MAIN ST.     11/88 - 10/31/93      4,800     57,600
DAYTON, OH

865
CENTERVILLE, OH     11/88 - 10/31/93      2,800     33,600

866
3744 SALEM AVENUE   11/88 - 10/31/93      2,300     27,600
DAYTON, OH

867
1840 W THIRD ST     11/88 - 10/31/93      1,800     21,600
DAYTON, OH

868
829 SHROYER ROAD    11/88 - 10/31/93      2,300     27,600
DAYTON, OH

869
1933 E THIRD ST.    11/88 - 10/31/93      2,000     24,000
DAYTON, OH

870
1252 KEOWEE ST.     11/88 - 10/31/93      2,000     24,000
DAYTON, OH

617/653
INDIANAPOLIS, IN    10/91 - 11/30/96      6,600     79,200
                                                     (25,436)*

*Taxes to be paid as additional annual rent. The Lease requires Tenant to pay all real property taxes. Since some buildings have more than one leasehold, we have listed the amount of real property taxes tenant shall pay for a particular store, which shall increase annually in proportion to the increase in real property taxes.

                          EXHIBIT "B "

                         EDR ASSOCIATES
                 a New York General Partnership


STORE #
PROPERTY            LEASE TERM          RENT/MO   RENT/YR

861
HUBER HEIGHTS, OH   11/1/94 - 10/31/99    2,940    35,280

862
FAIRBORN, OH        11/1/94 - 10/31/99    2,520    30,240

863
MIAMISBURG, OH      11/1/94 - 10/31/99    2,100    25,200

864
401 S. MAIN ST.     11/1/94 - 10/31/99    5,040    60,480
DAYTON, OH

865
CENTERVILLE, OH     11/1/94 - 10/31/99    2,940    35,280

866
3744 SALEM AVENUE   11/1/94 - 10/31/99    2,415    28,980
DAYTON, OH

867
1840 W THIRD ST     11/1/94 - 10/31/99    1,890    22,680
DAYTON, OH

868
829 SHROYER ROAD    11/1/94 - 10/31/99    2,415    28,980
DAYTON, OH

869
1933 E THIRD ST.    11/1/94 - 10/31/99    2,100    25,200
DAYTON, OH

870
1252 KEOWEE ST.     11/1/94 - 10/31/99    2,100    25,200
DAYTON, OH

     Exhibit 21

                      List of Subsidiaries

                                                            Exhibit 21




                        List of Subsidiaries


            Autoworks, Inc. D.I.P.  - Michigan

             HFV, Inc. - Delaware

                    Exhibit 23

           Consent of PricewaterhouseCoopers LLP with
          respect to Financial Statements and Financial
               Statement Schedules (filed herewith)

                                                       Exhibit 23






               Consent of Independent Accountants



We consent to the incorporation by reference in the Registration Statements of Hahn Automotive Warehouse, Inc. on Form S-8 (File Nos. 33-81854 and 33-64100) of our report dated November 30, 1998, on our audits of the consolidated financial statements and financial statement schedule of Hahn Automotive Warehouse, Inc. as of September 30, 1998 and 1997 and for each of the three fiscal years in the period ended September 30, 1998, which reports are included in this Annual Report on Form 10-K.


                                   PricewaterhouseCoopers LLP


Rochester, New York
December 21, 1998

     Exhibit 24



                       Powers of Attorney

                                                       Exhibit 24

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.

     Date:     December 21, 1998




                         By:  s//Michael Futerman
                              Michael Futerman, Director

                       POWER OF ATTORNEY


     The undersigned officer of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By: s//Peter J. Adamski
                              Peter J. Adamski
                              Vice President - Finance
                              and Chief Financial Officer

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By: s//Daniel J. Chessin
                              Daniel J. Chessin, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By:  s//Ira D. Jevotovsky
                              Ira D. Jevotovsky, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By:  s//Stephen B. Ashley
                              Stephen B. Ashley, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By:  s//William A. Buckingham
                              William A. Buckingham,
     Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By:  s//Robert I. Israel
                              Robert I. Israel, Director

                       POWER OF ATTORNEY


     The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity as an officer of the Corporation, and to execute any and all instruments for me and in my name in such capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


     Date:     December 21, 1998




                         By:  s//E. Philip Saunders
                              E. Philip Saunders, Director

                                                       Exhibit 27

                     Selected Financial Data

                           EXHIBIT 27