Form 10-Q
period 1998-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1999-02-11
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                   December 31, 1998

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



<PAGE 1>

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 11, 1999; 4,745,014.



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1998 and September 30, 1998


          Condensed Consolidated Statements of Operations - for the quarters ended December 31, 1998 and December 31, 1997


          Condensed Consolidated Statements of Cash Flows - for the quarters ended December 31, 1998 and December 31, 1997


          Condensed Consolidated Statements of Comprehensive
          Income - for the three months ended December 31, 1998
          and 1997


          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

<PAGE 2>

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands except share data)

ASSETS                              12/31/98      9/30/98
                                  (Unaudited)
Current Assets:
  Cash                                     $82         $329
  Marketable Securities                    763          789
  Trade Accounts Receivable
    (Net of Allowance for
      Doubtful Accounts)                14,271       15,595
  Inventory                             42,987       44,037
  Other Current Assets                   2,418        2,567
Total Current Assets                    60,521       63,317

Property, Equipment, and
  Leasehold Improvements, Net            7,349        7,613
Other Assets                             7,473        7,381

Total Assets                            75,343       78,311

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Current Liabilities:
  Current Portion of Long-Term
    Debt and Capital Lease
      Obligations                        2,825        2,810
  Accounts Payable                       8,589       10,718
  Compensation Related
    Liabilities                          1,194        1,758
  Discontinued Operations                  831        1,142
<PAGE 3>
  Other Accrued Expenses                 5,575        4,391
Total Current Liabilities               19,014       20,819

Obligations Under Credit
  Facility                              34,709       35,190
Notes Payable - Officers and
  Affiliates                               961        1,129
Long-Term Debt                           1,677        1,810
Capital Lease Obligations                3,478        3,564
Other liabilities                        2,228        2,238
Total Liabilities                       62,067       64,750

Shareholders' Equity:
  Common stock (par value
  $.01 per share; Authorized
  20,000,000 Shares; Issued
  and Outstanding 4,745,014)                47           47
Additional Paid-In Capital              25,975       25,975
Retained Earnings                      (12,887)     (12,619)
Accumulated Other
  Comprehensive Income                     141          158
Total Shareholders' Equity              13,276       13,561

                                       $75,343      $78,311



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended
December 31, 1998 and 1997
(In Thousands except for share and per share data)
(Unaudited)

                                           1998             1997
Net Sales                               $29,869          $31,539

Cost of Products Sold                    18,484           19,410

Gross Profit                             11,385           12,129

<PAGE 4>

Selling, General and.
  Administrative Expense                 10,583           10,777

Depreciation and Amortization               388              397

Income from Operations                      414              955

Interest Expense                           (920)            (947)

Interest and Service Charge
  Income                                     73              112

Income (Loss) Before Taxes                 (433)             120

Income Taxes (Refundable)                  (165)              43

Net Income                                ($268)             $77

Net Income Per Share                     ($0.06)           $0.02

Weighted Shares Outstanding            4,745,014       4,745,014



HAHN AUTOMOTIVE WAREHOUSE, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 1998 and 1997
(In Thousands)
(Unaudited)
                                                 1998     1997
Cash Flows from Operating Activities:


  Net Income (Loss)                             ($268)     $77
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by
      (Used-In) Operating Activities:
  Depreciation and Amortization                   388      397
  Provision for Doubtful Accounts
    and Notes                                     160      172


<PAGE 5>

Changes in Assets and Liabilities:
  Trade Accounts Receivable                     1,164    1,373
  Inventory                                     1,050    2,045
  Other Assets                                     40     (652)
  Accounts Payable and Other Accruals          (1,820)  (4,616)

Net Cash Provided by (Used In)
  Operating Activities                            714   (1,204)

Cash Flows from Investing Activities:
  Additions to Property, Equipment
    and Leasehold Improvements                   (107)     (77)
Net Cash Used in Investing Activities            (107)     (77)

Cash Flows from Financing Activities:
  Net Borrowings (Paydown) Under
    Revolving Credit Agreement                   (683)   1,146
  Proceeds from Long-Term Debt and
    Demand Notes                                    0       18
  Payments of Long-Term Debt and
    Demand Notes                                  (53)     (87)
  Payment of Notes Payable - Officers
    and Affiliates                                (36)    (222)
  Payment of Capital Lease Obligations            (82)    (120)

Net Cash Provided by (Used-In)
  Financing Activities                           (854)     735

Net Decrease in Cash                             (247)    (546)
Cash at Beginning of Year                         329      632
Cash at End of Period                              82       86

Supplemental Disclosures of Cash
  Flow Information
    Cash Paid During the Quarter for:

      Interest                                   $814     $765

      Income Taxes                                 $5      $28


<PAGE 6>

HAHN AUTOMOTIVE WARHEHOUSE, INC.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended
December 31, 1998 and 1997
(In Thousands)
(Unaudited)

                                    1998      1997
Net Income (Loss)                 ($268)       $77

Unrealized Gain (Loss)
on Marketable
Securities Net of Tax               (17)         0

Comprehensive Net
Income (Loss)                     ($285)       $77


                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1998, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section, at http://www.sec.gov.

<PAGE 7>

Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Comprehensive Income

Effective  October  1,  1998, the Company  adopted  Statement  of
Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities classified as available-for-sale. The unrealized loss on marketable securities for the three months ended December 31, 1998 is net of a tax benefit of $9,000.

3.  Earnings Per Share

The Company presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic EPS is computed using net income
(loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensations including stock options.

                                             Three Months
                                          Ended December 31
                                        1998            1997
Basic and Diluted Shares Outstanding:
  Weighted Average Number of
    Shares Outstanding                  4,745,014  4,745,014

  Net Income                            $(268)           $77

  Basic and Diluted EPS                 $(.06)          $.02


The exercise of outstanding stock options of 504,569 and 435,278, which were exercisable in the quarter ended December 31, 1998 and 1997, respectively, have not been included in the calculation of diluted EPS since the effect would be antidilutive.

4.  Debt (in thousands)

Long-term debt consists of the following:

<PAGE 8>


                                        12/31/98       9/30/98
Credit Facility Agreement               35,882         36,566
Notes Payable - Officers and Affiliates  1,957          1,993
Other Long-Term Debt                     1,986          2,038
Less Current Maturities                 (2,478)        (2,468)

                                       $37,347        $38,129

On October 22, 1997, the Company closed on a Credit Facility Agreement with Fleet Capital Corporation (the "Credit Facility" Agreement). The agreement expires on October 22, 2002 and provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. The proceeds of the initial borrowings under the Credit Facility were used to repay all amounts outstanding under the Company's previously existing credit agreement and Senior Secured Notes.

Borrowings under the Credit Facility bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. The 30 day LIBOR and prime rates were 5.6% and 7.75%, respectively, at December 31, 1998. The unused portion of the Credit Facility bears interest at an annual rate of .25% to .375%

As of February 11, 1999, the Company had an outstanding balance of $34.8 million under the Credit Facility.

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants, as amended, at the end of the first fiscal quarter of 1999.

<PAGE 9>

On December 14, 1995, the Company entered into an agreement with its Chief Executive Officer and principal shareholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4.0 million on terms and conditions to be negotiated with, but ultimately determined by the Special Committee. As a result, the Company executed promissory notes ("Notes") with the then Chief Executive Officer and the President of the Company, on February 1 and January 24, 1996, respectively, in the aggregate amount of $2,150,000. The Notes bear interest, which is payable monthly, at the annual rate of 12%. The Notes provide for monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to the management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1998, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in the 1998 Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

<PAGE 10>

Results of Operations

The Company's net sales for the fiscal quarter ended December 31, 1998 declined $1.6 million, to $29.9 million, from $31.5 million for the same fiscal quarter last year. This 5.3% decrease resulted mainly from the reduced sale of auto parts which is generally attributable  to  mild weather conditions throughout  the  quarter, softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles, warranted pre-owned vehicles and increased competition. For the quarter, on a comparable location basis, net sales declined by 5.9% at the full service distribution centers, 6.4% at the Advantage Auto Stores and 5.1% at the direct distribution centers.

Gross profit for the current quarter decreased $744,000, to $11.4 million, as compared to $12.1 million for the first quarter of Fiscal 1998. Gross profit, expressed as a percentage of sales, decreased to 38.1%, from 38.5%, for the previous fiscal year. This percentage decrease is mainly due to the increased competition in the auto parts aftermarket for all types of distribution, while the dollar decreases are due to the decline in net sales and the erosion of gross profit margin.

Selling, general and administrative expenses decreased $194,000 from $10.8 million in the first quarter of Fiscal 1998, to $10.6 million for the comparable quarter of Fiscal 1999. As a percentage of net sales, selling, general and administrative expense increased to 35.4% from 34.2% for the same period last year. This percentage increase is directly related to the net sales decreases and would have been higher were it not for the cost reductions in all segments of the business.

Depreciation and amortization decreased $9,000 from $397,000 during the corresponding quarter last year, to $388,000 for the first quarter of the current fiscal year. This decrease is the result of utilization of operating leases rather than the purchase of fixed assets (which occurred due to the capital expenditure limitation imposed by the Credit Facility), which was partly offset by an increase in depreciation for the capitalized leases on real estate from related parties.

As a result of the factors discussed above, operating income for the quarter declined $541,000, from $955,000 in the previous fiscal year, to $414,000 in the current fiscal year's first quarter. As a percentage of sales, the operating income declined to 1.4% from 3.0% in the same quarter of Fiscal 1998.

Interest expense declined $27,000 from $947,000, to $920,000 for the same quarter of the previous fiscal year. This decline is the result of lower borrowings under the Credit Facility which were partly offset by the increase in interest resulting from the capitalization of certain real estate leases.
<PAGE 11>
As a result of the factors discussed above, the Company had a loss before income taxes of $433,000 for the three months ended December 31, 1998, compared to income before taxes of $120,000 in the same quarter of the previous fiscal year. Due to a $165,000 tax benefit, the Company's net loss for current quarter was $268,000 or $.06 per share, compared to net income of $77,000 or $.02 per share, for the same quarter in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity for its operational and capital requirements are internally generated funds, borrowings under its Credit Facility, leasing arrangements and extended payment terms from vendors. As of February 11, 1999, the Company had an outstanding balance of $34.8 million under its Credit Facility, with an availability of $3.3 million on the revolving line of credit.

During the first quarter of Fiscal 1999, continuing operations generated net cash of $714,000, largely due to a combined decrease in accounts receivable and inventory of $2.4 million which was partially offset by a $1.8 million decrease in accounts payable and other current liabilities. These changes reflect the company's efforts to reduce accounts receivable and inventory levels during the quarter.

Cash used in investing activities consists mainly of routine capital expenditures for delivery vehicles, computer equipment, and store and warehouse fixtures.

Financing activities during the first quarter of Fiscal 1999, consumed $854,000 in cash, due to payments on long-term debt, capital lease obligations and repayment of borrowings under the Credit Facility.

In the future the Company expects to make minor strategic acquisitions of Advantage Auto Stores to the extent that its debt service and other funding requirements permit.

<PAGE 12>

In connection with the Chapter 11 Bankruptcy proceeding commenced by the Company's wholly-owned subsidiary, AUTOWORKS, Inc. ("AUTOWORKS") in July, 1997, the Company recorded a one-time charge  of  $26.5  million, less tax benefits  of  $7.7  million, during the third quarter of Fiscal 1997. Approximately $20 million of this charge was recorded to write-down the Company's investment in AUTOWORKS to its net realizable value. The adjusted investment was subsequently recovered as a result of the AUTOWORKS inventory and fixtures liquidation, the net proceeds of which were paid to AUTOWORKS secured creditors. The residual portion of the charge, approximately $6.5 million, represents reserves recorded to cover liabilities the Company has retained with respect to AUTOWORKS. At December 31, 1998, $2.0 million of the original $6.5 million of residual reserves included in the Company's $26.5 million AUTOWORKS charge had yet to be utilized. The Company believes that it is adequately accrued for the remaining exposure it faces for AUTOWORKS liabilities, including the Company's $2.1 million settlement with the Unsecured Creditor's Committee, and that the remaining reserves at December 31, 1998 will be fully utilized during the next four years.

The Company anticipates that its sources of liquidity will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs, through the balance of Fiscal 1999.

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


<PAGE 13>

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

The remediation of operating equipment is approximately 50% complete, and the Company is targeting completion of its related remediation efforts by the end of the second quarter of 1999. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment is targeted to be substantially completed during the second quarter of Fiscal 1999.

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

Software modification to the Company's mainframe computer system has already begun. The vendor of the system has commenced the distribution of Year 2000 software upgrades. It is anticipated that all upgrades will be implemented and tested by the end of the second quarter of 1999. There will be no additional expense to the Company, as modified Year 2000 software is a part of the Company's software maintenance agreement.

<PAGE 14>

Substantially all of the Company owned remote store systems have been upgraded with modified Year 2000 software without additional cost to the Company, as these costs are also covered under the software maintenance agreement for these systems.

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


                            Incurred
                            Through     Costs Yet     Total
                           December 31,   to be     Estimated
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

The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and similar uncertainties.

<PAGE 15>

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Companys net sales and gross profits have been higher in the second half of each fiscal year than in the first half.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Amendment to Lease Agreement between EDR Associates, as landlord, and Hahn Automotive Warehouse, Inc. as tenant, dated November 17, 1998 (filed herewith).

27     Selected  financial  information  as  required   for   Edgar
       electronic filing for the three months ended December 31, 1998.

(b)  Reports on Form 8-K

None

                           SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:  s//Mike Futerman
                                        Mike Futerman
                                        Chairman of the Board
                                        of Directors




                                   By:  s//Eli N. Futerman
                                        Eli N. Futerman
                                        President and Chief
                                        Executive Officer

<PAGE 16>

                                   By:  s//Peter J. Adamski
                                        Peter J. Adamski
                                        Vice President - Finance
                                        and Chief Financial Officer



Dated:  February 11, 1999




                          EXHIBIT INDEX



10.1 Amendment to Lease Agreement, between EDR Associates, as landlord and Hahn Automotive Warehouse, Inc. as tenant, dated November 17, 1998 (filed herewith).


                          EXHIBIT 10.1


                  AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                   EDR ASSOCIATES, AS LANDLORD
                               AND
           HAHN AUTOMOTIVE WAREHOUSE, INC., AS TENANT


     THIS AGREEMENT is made as of this    day of          , 1998,
by and between EDR ASSOCIATES ("Landlord") and HAHN AUTOMOTIVE
WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 (the "Lease Agreement").

     B. The purpose of this Amendment to Lease Agreement is to extend the lease terms pursuant to the Lease Agreement as it pertains to certain locations.

                           Provisions

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

<PAGE 17>

     1.   Extension.     Landlord and Tenant agree that the lease
terms for the store locations set forth on Exhibit "B" are hereby extended for one (1) additional five (5) year term, to commence at the end of the current five (5) year term and to extend through October 31, 2004, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement. Exhibit "B" to the Lease Agreement is hereby amended accordingly.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.

          LANDLORD            EDR ASSOCIATES

                              By


          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By

                              Its

STATE OF NEW YORK)
COUNTY OF MONROE) SS:

          On  this the      day of            , 1998, before me
personally appeared           , to me personally known, who,
being by me duly sworn, did depose and say that (s)he  resides in
          ,New York; that (s)he is the           of
the partnership described in, and which executed, the within instrument.


                                   Notary Public

STATE OF NEW YORK)
COUNTY OF         ) SS:

          On  this the       day of          , 1998, before me
personally appeared                  , to me personally known,
who, being by me duly sworn, did depose and say that (s)he
resides in             , New York; that (s)he is the
of             , the corporation described in, and which
executed, the within instrument and that (s)he signed his name thereto by order of the Board of Directors of said corporation.


                                   Notary Public

<PAGE 18>

                       EXHIBIT "B" AMENDED
                         EDR ASSOCIATES
                   AN OHIO GENERAL PARTNERSHIP


STORE #   PROPERTY       LEASE TERM     RENT/MO        RENT/YR

861       HUBER HEIGHTS,
          OH             11/1/99 -
                         10/31/04       $2,940.00      $35,280.00

862       FAIRBORN, OH   11/1/99 -
                         10/31/04       $2,520.00      $30,240.00

863       MIAMISBURG,    11/1/99 -
          OH             10/31/04       $2,100.00      $25,200.00

864       401 S. MAIN
          STREET         11/1/99 -
          DAYTON, OH     10/31/04       $5,040.00      $60,480.00

865       CENTERVILLE,
          OH             11/1/99 -
                         10/31/04       $2,940.00      $35,280.00

866       3744 SALEM
          AVENUE         11/1/99 -
          DAYTON, OH     10/31/04       $2,415.00      $28,980.00


867       1840 W.
          THIRD STREET   11/1/99 -
          DAYTON, OH     10/31/04       $1,890.00      $22,680.00

868       829 SHROYER
          ROAD           11/1/99 -
          DAYTON, OH     10/31/04       $2,415.00      $28,980.00


869       1933 E.
          THIRD STREET   11/1/99 -
          DAYTON, OH     10/31/04       $2,100.00      $25,200.00


870       1252 KEOWEE
          STREET         11/1/99 -
          DAYTON, OH     10/31/04       $2,100.00      $25,200.00






<PAGE 19>

                           Exhibit 27
     Selected financial information as required for Edgar electronic filing for the nine months ended December 31, 1998.