Form 10-Q
period 1999-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1999-05-14
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        March 31, 1999

Commission File Number                                 0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.

     (Exact name of Registrant as specified in its charter)

     NEW YORK                             16-0467030

State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

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

YES    X            NO

Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 14, 1999; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1999 and September 30, 1998

          Condensed Consolidated Statements of Operations - for the six months and three months ended March 31, 1999 and March 31, 1998

          Condensed Consolidated Statements of Cash Flows - for the six months ended March 31, 1999 and March 31, 1998

          Condensed Consolidated Statements of Comprehensive
          Income - for the six months and three months ended
          March 31, 1999, and  March 31 1998

          Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES





     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
    (In Thousands, except share data)
                 ASSETS                     3/31/99     9/30/98
                                          (Unaudited)
Current Assets:
  Cash                                           $114       $329
 Marketable Securities                           $721       $789
 Trade Accounts Receivable (Net of
  Allowance for Doubtful Accounts)             15,637     15,595
  Inventory                                    44,212     44,037
  Other Current Assets                          2,538      2,567
Total Current Assets                           63,222     63,317

Property, Equipment, and Leasehold
 Improvements, net                              7,161      7,613
Other Assets                                    7,291      7,381

                                               77,674     78,311
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
    and capital lease obligations               2,706      2,810
  Accounts payable                             10,682     10,718
  Compensation related liabilities              1,760      1,758
  Discontinued Operations                         547      1,142
  Other accrued expenses                        5,403      4,391
Total Current Liabilities                      21,098     20,819


Obligations Under Credit Facility              35,179     35,190
Notes Payable-Officers and Affiliates             791      1,129
Long-Term Debt                                  1,824      1,810
Capital Lease Obligations                       3,386      3,564
Other Liabilities                               2,213      2,238
Total Liabilities                              64,491     64,750

Shareholders' Equity:
  Common stock (par value $.01 per share;
  authorized 20,000,000 shares;
  issued and outstanding 4,745,014)                47         47
Additional Paid-in Capital                     25,975     25,975
Retained Earnings                             (12,954)   (12,619)
Accumulated Other Comprehensive Income            115        158
Total Shareholders' Equity                     13,183     13,561

                                              $77,674    $78,311


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME
(In Thousands, except for share
and per share data)
(Unaudited)
                                   For the 6 Months Ended
                                   March 31,       March 31,
                                     1999             1998

Net sales                               $62,216          $63,852
Cost of Products Sold                    38,917           39,689

Gross Profit                             23,299           24,163

Selling, General and
  Administrative Expense                 21,384           21,435


Depreciation and Amortization               807              810

Operating Income                          1,108            1,918

Interest Expense                         (1,805)          (1,904)
Interest and Service Charge
  Income                                    156              225

Income (Loss) Before Taxes                 (541)             239

Income Taxes (Refundable)                  (206)              86

Net Income (Loss)                         ($335)            $153

Basic and Diluted Earnings
  Per Share:

Net Income (Loss)                        ($0.07)           $0.03

Basic and Diluted Weighted
  Average Number of Shares            4,745,014        4,745,014


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)

                                   For the 3 Months Ended
                                   March 31,       March 31,
                                     1999             1998
Net sales                               $32,347          $32,313
Cost of Products Sold                    20,433           20,279


Gross Profit                             11,914           12,034
Selling, General and
  Administrative Expense                 10,801           10,658
Depreciation and Amortization               419              413

Operating Income                            694              963

Interest Expense                           (885)            (957)
Interest and Service Charge
  Income                                     83              113

Income (Loss) Before Taxes                 (108)             119

Income Taxes (Refundable)                   (41)              43




Net Income (Loss)                          ($67)             $76

Basic and Diluted Earnings
  Per Share:

Net Income (Loss)                        ($0.01)           $0.02

Basic and Diluted Weighted
  Average Number of Shares            4,745,014        4,745,014



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

                                          6 Mo. Ended 6 Mo. Ended
                                            3/31/99     3/31/98


Cash flows from operating activities:

  Net income (Loss)                             ($335)      $153
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization               807        810
  Provision for doubtful accounts and
    notes                                         314        289

Change in assets and liabilities:
  Trade receivables                              (356)       566
  Inventory                                      (175)     2,456
  Other assets                                     56      2,076
  Accounts payable and other accruals             383     (4,734)

Net cash provided by (used in) operating
  activities                                      694      1,616

Cash flows from investing activities:
  Additions to property, equip. and
    leasehold improvements, net                  (292)       (70)
Net cash used in investing activities            (292)       (70)

Cash flows from financing activities:
 Net borrowings under (payment of) line          (446)    (1,163)
of credit

 Proceeds from long-term debt and demand
  notes                                           182         62
 Payments of long-term debt and demand
  notes                                          (115)      (174)
 Payment of notes payable-officers and
  affiliates                                      (73)      (384)
 Payment of capital lease obligations            (165)      (187)

Net cash provided by (used in) financing
  activities                                     (617)    (1,846)


Net increase (decrease) in cash                  (215)      (300)
Cash at beginning of year                         329        632

Cash at end of period                             114        332

Supplemental disclosures of cash flow
  information
  Cash paid during the quarter for:
    Interest                                   $1,630     $2,071

    Income taxes paid                             $12        $50

    In January, 1998 the company renewed
      capital lease agreements relating
to
      the rental of Distribution Centers           $0     $3,136



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)


                          For the Six Months For the Three Months
                            ended March 31      ended March 31
                              1999    1998        1999    1998

Net Income (Loss)          ($335)     $153      ($67)     $76

Unrealized Gain (Loss) on
Marketable Securities,
Net of Tax                  ($43)       $0      ($26)      $0

Comprehensive Net
Income (Loss)              ($378)     $153      ($93)     $76

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at September 30, 1998 has been derived from the Company's audited financial statements at that date. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the other footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1998, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section at http://www.sec.gov.

Operating results for the six month period ended March  31,  1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

<PAGE 9>

2.  Comprehensive Income

Effective  October  1,  1998, the company  adopted  Statement  of
Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities classified as available-for-sale. The unrealized loss on marketable securities for the six months ended March 31,1999 is net of a tax benefit of $25,000.

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



                                            Six Months
                                          Ended March 31
                                        1999             1998
BASIC AND DILUTED EARNINGS PER SHARE

Basic and Diluted Shares Outstanding:
  Weighted average number of
    shares outstanding               4,745,014     4,745,014

  Net income (Loss)                      ($335)         $153

  Basic and Diluted EPS                  ($.07)         $.03

The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of March 31, 1999.

5.  Debt (in thousands)

Long-term debt consists of the following:

                                        3/31/99        9/30/98

Credit Facility Agreement               36,119        36,566
Notes Payable-Officers and Affiliates    1,920         1,993
Other Long-term Debt                     2,107         2,038
Less Current Maturities                 (2,351)       (2,468)

                                       $37,795       $38,129

The Company's credit facility agreement, which expires on October 22, 2002, provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and the prime rate were 5.0% and 7.75%, respectively, on March 31, 1999.

As of May 12, 1999, the Company had an outstanding balance of $35.4 million under the Credit Facility Agreement with an availability of $4.5 million.

Borrowings outstanding under the Credit Facility Agreement are collateralized by substantially all of the Company's assets. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth, fixed charge ratio, minimum tangible net worth and minimum fixed charge coverage ratio requirements. The Company was in compliance with all covenants, as amended, at the end of the second fiscal quarter of 1999.

On December 14, 1995, the Company entered into an agreement with its then Chief Executive Officer and principal shareholder whereby he would, upon request of a Special Committee of disinterested directors of the Company's Board of Directors ("Special Committee"), purchase from the Company subordinated debt up to a maximum aggregate principal amount of $4.0 million on terms and conditions to be negotiated with, but ultimately determined by, the Special Committee. As a result, the Company executed promissory notes ("Notes") with the then Chief Executive Officer and the President of the Company, on February 1 and January 24, 1996,
respectively, in the aggregate amount of $2,150,000. The Notes bear interest, which is payable monthly, at an annual rate of 12%. The Notes provide for monthly principal repayments with possible mandatory prepayments if the Company's net income exceeds certain defined

<PAGE 11>

amounts. Final principal and interest payments are due February 1, 2001. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms.


                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.   Management's   Discussion  and  Analysis   of   Financial
          Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors identified by the Company in press releases, other communications with the Company's shareholders and the Company's filings with the Security and Exchange Commission from time to time including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, dated December 22, 1998, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider all such factors listed in the December 22, 1998, Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company. The Company assumes no obligation to update forward looking statements to reflect events or circumstances after the date on which such statements were made.

Results of Operations - three months ended March 31, 1999, compared to three months ended March 31, 1998.

The Company's net sales of $32.3 million for the fiscal quarter ended March 31, 1999 were approximately equal to the net sales for the same fiscal quarter last year. The Advantage Auto Stores benefited from the acquisition of two new stores during fiscal 1999, however the Distribution Centers were unfavorably affected because these two jobbing stores were their customers prior to acquisition. For the quarter, on a comparable location basis and in comparison to the same quarter last year, net sales decreased by 1.2% at the full service Distribution Centers, 1.6% at the Advantage Auto Stores, while the Direct Distribution Centers showed an increase of .6%

Gross profit for the current quarter decreased $120,000 as compared to the second quarter of fiscal 1998. Gross profit expressed as a percentage of net sales decreased to 36.8% from 37.2%. This decrease in gross profit percentage is attributable to various factors, which include improved vehicle manufacturing and performance, longer warranties, leased vehicles and increased competition at all segments of distribution.

Selling, general and administrative expense increased $143,000 from $10.7 million in the first quarter of fiscal 1998, to $10.8 million for the comparable quarter of fiscal 1999. This dollar increase is primarily the result of the operating expenses related to the two new Advantage Stores and costs related to the closing of two non-performing Advantage Stores during the current quarter. As a percentage of net sales, selling, general and administrative expense increased to 33.4% from 33.0%.

Depreciation and amortization increased $6,000 from $413,000 during the corresponding quarter last year, to $419,000 during the second quarter of the current fiscal year. This increase is attributable to the negative goodwill, which resulted from an acquisition in 1988, being fully amortized as of January 1999.

Interest expense declined $72,000 to $885,000 from $957,000 for the same quarter of the previous fiscal year. This decline is the result of lower average borrowings outstanding.

As a result of the factors discussed above, the Company had a net loss of $67,000 in the current fiscal year's second quarter, compared to net income of $76,000 for the same quarter of the previous fiscal year.


Results of Operations - six months ended March 31, 1999, compared to six months ended March 31, 1998.

The Company's net sales decreased $1.6 million or 2.6% from $63.9 million for the six months ended March 31, 1998 to $62.2 million for the corresponding six months of fiscal 1999. The major factor causing the net sales decline of 2.6% was the general softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. During this six month period the Company closed three non-performing Advantage Auto Stores and acquired two new stores. The two stores acquired were previously independent customers of the Distribution Centers. Thus the Distribution Centers net sales were negatively impacted by these acquisitions. On a comparable location basis, compared to the same period during the previous fiscal year, net sales declined by 3.5% at the Distribution Centers, 4.0% at the Advantage Auto Stores and 2.2% at the Direct Distribution Centers.

Gross profit for the first six months of the current fiscal year decreased by $864,000 to $23.3 million from $24.2 million for the same period of the previous fiscal year. As a percentage of net sales, gross profit decreased to 37.4% from 37.8% for the previous year. This percentage decrease is primarily due to the consolidation, increased competition and the factors discussed above, in the aftermarket industry.

Selling, general and administrative expense declined $51,000 from $21.4 million for the first six months of fiscal 1998 compared to the same period of fiscal 1999. This is primarily due to the Company's efforts to control and reduce expenses. As a percentage of sales, selling, general and administrative expense increased to 34.4% from 33.6% in the previous fiscal year. This percentage increase was largely due to a decline in sales as discussed above.

Depreciation and amortization decreased $3,000 from $810,000 in fiscal 1998 compared to $807,000 for the same period in the present fiscal year. This decrease is the result of a decrease in capital expenditures during the previous fiscal year as a result of the Company's policy of generally leasing certain fixed asset replacements (i.e. vehicles and computers) instead of purchasing them, partially offset by an increase in amortization resulting from the negative goodwill of a 1988 acquisition being fully amortized as discussed above.

As a result of the factors discussed above, operating income declined from $1.9 million for the first six months of fiscal 1998 to $1.1 million for the first six months of fiscal 1999. As a percentage of net sales, operating income declined to 1.8% from 3.0% in the same six month period of fiscal 1998.

Interest expense decreased $99,000, in the first six months of fiscal 1999, to $1.8 million. This decrease is attributable to lower average borrowings outstanding during the current six month period compared to the same period during the previous fiscal year.

As a result of these factors the Company showed a net loss of $335,000, or $.07 per share for the six month period ended March
31, 1999, compared to net income of $153,000 or $.03 per share for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1999, operations provided net cash of $694,000. This is largely due to an increase in accounts payable and other accrued expenses of $383,000, non cash items of depreciation and amortization and provision for doubtful accounts of $807,000 and $314,000, respectively. These were partially offset by increases in accounts receivables of $356,000 and inventory of $175,000.

Investing activities consist mainly of capital expenditures relating to the two Advantage Store acquisitions and for routine replacement of computer equipment and store fixtures. Capital expenditures, were $292,000 during the first six months of fiscal 1999 compared to $70,000 during the same period of the previous fiscal year. During the same period of fiscal 1998 there were no Advantage Store acquisitions.

Financing activities during the six months of fiscal 1999 consumed $617,000 of cash, due to decreased net borrowings under the Company's credit facility and payments on long-term debt. As of May 12,1999 the Company had $4.5 million available under its revolving credit facility.

In the future, the Company expects to make minor strategic acquisitions of jobbing stores to the extent that its debt service and other funding requirements permit. The Company's ability to open new distribution centers will depend on its ability to negotiate extended payment terms with vendors, which initially minimizes additional working capital requirements. The Company believes that it will be able to continue to obtain such financing.

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. In the absence of unanticipated circumstances, the Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs.

Year 2000

The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date-sensitive software

<PAGE 15>

or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculation or system failures. The Company's plan is to devote the necessary resources required to resolve any significant Year 2000 issues in a timely manner.

The Company has developed a year 2000 plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various distribution and administrative activities (utilizing embedded chips or software), will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine that the Company's significant customers and suppliers ("Third-Party Activities") will also be Year 2000 compliant.

The Company's plan to resolve the Year 2000 issue includes four major phases - assessment, remediation, testing, and implementation. The Company has made substantial progress in all phases of its plan for significant information technology and operating equipment that it believes could be affected by the Year 2000 issue. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its information technology. The Company also has determined that certain of its operating equipment would also require modifications to make certain they remain operational.

As of March 31, 1999 the remediation of operating equipment was approximately 75% complete, and the Company is targeting completion of its related remediation efforts by June 30, 1999. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment is targeted to be substantially completed by June 30, 1999.

To date, the Company has not identified any Information Technology ("IT") or non-IT system that presents a material risk of not being Year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves further into the final phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the Company's financial condition and results of operations. The Company is still in the process of modifying or replacing certain time-sensitive software programs and other date sensitive devices to avoid a potential inability to process transactions or engage in other normal business activities.

With respect to Third-Party Activities, the Company has made inquiries of its significant customers and suppliers and, at the present time, has not been notified of any significant or substantial difficulties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and in turn their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

Software modification to the Company's mainframe computer system has been completed, and testing is in process. The vendor of the system has commenced the distribution of Year 2000 software
upgrades.    It  is  anticipated  that  all  upgrades   will   be
implemented  and  tested  by June 30, 1999.   There  will  be  no
expense to the Company, as modified Year 2000 software is a  part
of  the  Company's  software  maintenance  agreement.   Personnel
expense has and will continue to be incurred for the implement-ation and testing phases.

Substantially all of the Company owned remote store systems have been upgraded with modified Year 2000 software without cost to the Company, as these costs are also covered under the software maintenance agreement for these systems. Personnel and implement-ation expenses will be incurred for these upgrades.

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company plans to complete the Year 2000 project including remediation, testing and implementation by June 30, 1999. The Company's total cost to address the Year 2000 issue is estimated at $150,000 and is being funded through operating cash flow. The elements of such costs are as follows:

                               Amounts in Thousands of Dollars

                                 Incurred
                                 Through     Costs Yet     Total
                                 March 31,     to be    Estimated
                                  1999         Incurred    Cost

Capital expenditures related to
    new systems and equipment       $39            $61      $100

Operating expenses related to
    modifications of existing
    systems and equipment            $9            $41       $50

Total capital and expense           $48           $102      $150

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

          (a) The Company held its Annual Meeting of Shareholders on March 15, 1999.

          (b) At said Annual Meeting of Shareholders the following nominees were elected to the Board of Directors:

                    Daniel J. Chessin
                    Stephen B. Ashley
                    E. Philip Saunders

     The number of votes cast for the election of directors were as follows:

                                                    Votes
                                   Votes For      Withheld

          Daniel J. Chessin        4,348,008      397,006
          Stephen B. Ashley        4,348,008      397,006
          E. Philip Saunders       4,351,511      393,503

                   There were no broker non-votes

      The terms of the following directors continued after the meeting:

                    Mike Futerman
                    Eli N. Futerman
                    William A. Buckingham
                    Robert I. Israel


Item 5.  Other

On  February  1,  1999  the NASDAQ National  Market   notified  the
Company that its common stock failed to meet the NASDAQ National Market listing maintenance standard minimum public market float requirement of $5 million or greater and that the Company's stock would be delisted unless it achieved such float prior to May 3,
1999.   The  Company's common stock did not meet  this  requirement since the notification date; the Company, however, has requested a hearing on NASDAQ's delisting decision. A hearing date has been set for June 10, 1999. Until a final decision is made on the delisting by a panel authorized by NASDAQ's Board of Governors ( the "Panel"), the Company's common stock will remain listed on the Nasdaq National Market. There can be no assurance as to when a decision will be reached by the Panel or that such a decision will be favorable to the Company. An unfavorable decision by the Panel would result in the immediate delisting of the Company's common stock from the Nasdaq National Market. The Company anticipates
that  if  this were to occur, its  common  stock  would  trade   on
either the Small Cap Market or on the Over the Counter (OTC) Bulletin Board and that this would have an adverse impact on the liquidity of the Company's common stock.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Amendment to Lease Agreement between Eli N. Futerman, Daphne Futerman and Rina Chessin, as landlord, and Hahn Automotive Warehouse, Inc., as tenant, dated January, 1999 (filed herewith).

10.2 Third Amendment to Lease Agreement between Eli N. Futerman, as landlord, and Hahn Automotive Warehouse, Inc., as tenant, dated January, 1999 (filed herewith).

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:  s//Mike Futerman
                                      Mike Futerman
                                      Chairman of the Board




                                   By:  s//Eli N. Futerman
                                      Eli N. Futerman
                                      President and C.E.O.



                                   By:  s//Peter J. Adamski
                                      Peter J. Adamski
                                      Vice President - Finance



Dated:  May  14, 1999

                          Exhibit Index


10.1 Amendment to Lease Agreement between Eli N. Futerman, Daphne
     Futerman and Rina Chessin, as landlord, and Hahn Automotive
     Warehouse, Inc., as tenant, dated January, 1999.

10.2 Third Amendment to Lease Agreement between Eli N. Futerman, as landlord, and Hahn Automotive Warehouse, Inc., a tenant, dated January, 1999.

27 Selected financial information as required for Edgar electronic filing for the six months ended March 31, 1999.


                                                       Exhibit 10.1

                  AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
        ELI N. FUTERMAN, DAPHNE FUTERMAN AND RINA CHESSIN
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.

     THIS AGREEMENT is made as of this     day of January, 1999,
by and between ELI N. FUTERMAN, DAPHNE FUTERMAN and RINA CHESSIN
("Landlord") and HAHN AUTOMOTIVE WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 11, 1992 between Eli N. Futerman, Daphne
Futerman and Rina Chessin and Hahn Automotive Warehouse, Inc.
(the "Lease Agreement").

     B. The purpose of this Amendment is to extend the lease term of the Lease Agreement as it pertains to 238 Main Street W., Batavia, NY.

                           Provisions

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease term for 238 Main Street West,
Batavia, NY is hereby extended through January 31, 1999, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement.

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.
                              s/s Eli N. Futerman, Daphne
                              Futerman, and Rina Chessin
          LANDLORD
                              ELI N. FUTERMAN, DAPHNE FUTERMAN
and RINA CHESSIN

          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.

                              By:
                              Its:

                                                       Exhibit 10.2

               THIRD AMENDMENT TO LEASE AGREEMENT
                             BETWEEN
                         ELI N. FUTERMAN
                               AND
                 HAHN AUTOMOTIVE WAREHOUSE, INC.


     THIS AGREEMENT is made as of this    day of January, 1999,
by and between M&E REALTY ("Landlord") and HAHN AUTOMOTIVE
WAREHOUSE, INC. ("Tenant").

                            Recitals

     A. Landlord and Tenant are parties to a Lease Agreement acknowledged June 10, 1992 between Eli N. Futerman and Hahn
Automotive Warehouse, Inc. (the "Lease Agreement").

     B. The purpose of this Third Amendment is to extend the lease term of the Lease Agreement as it pertains to the location listed on Exhibit "A".

                           Provisions

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties agree as follows:

     1.   Extension.     The lease terms for the location listed
on Exhibit "A" is hereby extended through December 31, 2003, on all of the terms and subject to all of the conditions and limitations set forth in the Lease Agreement, excepting that the rent shall be as stated and shown on Exhibit "A".

     2.   No Other Changes.   Except as expressly set forth
herein, the Lease Agreement shall remain in full force and effect without amendment or modification and as such is expressly reaffirmed and ratified.
          LANDLORD            s/s Eli N. Futerman
                              ELI N. FUTERMAN

          TENANT              HAHN AUTOMOTIVE WAREHOUSE, INC.


                              By:

                              Its:




                           EXHIBIT "A"

                           M&E REALTY




STORE #   PROPERTY       LEASE TERM          RENT/MO   RENT/YR

183       ONTARIO, NY    1/1/99 - 12/31/03   $3,120.00 $37,440.00





                           Exhibit 27

     Selected financial information as required for Edgar electronic filing for the six months ended March 31, 1999.