Form 10-Q
period 1999-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1999-08-13
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                          June 30, 1999

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

<PAGE 1>

YES    X            NO

Number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 12, 1999; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 1999 and September 30, 1998

          Condensed Consolidated Statements of Operations - for the nine months and three months ended June 30, 1999 and June 30, 1998

          Condensed Consolidated Statements of Cash Flows - for the nine months ended June 30, 1999 and June 30, 1998

          Condensed Consolidated Statements of Comprehensive
          Income - for the nine months and three months ended
          June 30, 1999, and June 30, 1998

          Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.   Other

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES









<PAGE 2>


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)
ASSETS                                      6/30/99     9/30/98
                                          (Unaudited)
Current Assets:
  Cash                                             $82      $329
 Marketable Securities                            $688      $789
 Trade Accounts Receivable  (Net of
  Allowance for Doubtful Accounts)              17,822    15,595
 Inventory                                      43,928    44,037
 Other Current Assets                            2,384     2,567
Total Current Assets                            64,904    63,317

Property, Equipment, and Leasehold
 Improvements, net                               6,891     7,613
Other Assets                                     7,201     7,381

Total Assets                                    78,996    78,311

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
  and capital lease obligations                  2,578     2,810
  Accounts payable                              10,362    10,718
  Compensation related liabilities               1,795     1,758
  Discontinued Operations                          390     1,142
  Other accrued expenses                         5,832     4,391
Total Current Liabilities                       20,957    20,819

Obligations Under Credit Facility               37,101    35,190
Notes Payable-Officers and Affiliates              643     1,129
Long-Term Debt                                   1,763     1,810
Capital Lease Obligations                        3,292     3,564
Other Liabilities                                1,787     2,238
Total Liabilities                               65,543    64,750

<PAGE 3>

Shareholders' Equity:
 Common stock (par value $.01 per
  share; authorized 20,000,000
  shares; issued and
  outstanding 4,745,014                             47        47
Additional Paid-in Capital                      25,975    25,975
Retained Earnings                              (12,661)  (12,619)
Accumulated Other Comprehensive
 Income                                             92       158
Total Shareholders' Equity                      13,453    13,561

Total Liabilities and Shareholders'
 Equity                                        $78,996   $78,311




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)

                                          For the 9
                                        Months Ended
                                     June 30,     June 30,
                                       1999         1998

Net sales                               $97,260       $99,660
Cost of Products Sold                    61,090        62,343

Gross Profit                             36,170        37,317

Selling, General and
  Administrative Expense                 32,544        32,721
Depreciation and Amortization             1,233         1,199

Operating Income                          2,393         3,397

Interest Expense                         (2,696)       (2,832)
Interest and Service Charge
  Income                                    235           326

<PAGE 4>

Income (Loss) Before Taxes                  (68)          891

Income Taxes (Refundable)                   (26)          328


Net Income (Loss)                          ($42)         $563


Basic and Diluted Earnings
  Per Share:
Net Income (Loss)                        ($0.01)        $0.12

Basic and Diluted Weighted
  Average Number of Shares            4,745,014     4,745,014




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)

                                          For the 3
                                        Months Ended
                                     June 30,     June 30,
                                       1999         1998

Net sales                               $35,044       $35,808
Cost of Products Sold                    22,173        22,654

Gross Profit                             12,871        13,154

Selling, General and
  Administrative Expense                 11,160        11,286
Depreciation and Amortization               426           389

Operating Income                          1,285         1,479


<PAGE 5>

Interest Expense                           (891)         (928)
Interest and Service Charge
  Income                                     79           101

Income (Loss) Before Taxes                  473           652

Income Taxes (Refundable)                   180           242


Net Income (Loss)                          $293          $410


Basic and Diluted Earnings
  Per Share:
Net Income (Loss)                         $0.06         $0.09

Basic and Diluted Weighted
  Average Number of Shares            4,745,014     4,745,014




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In Thousands)
(Unaudited)
                                    9 Mo. Ended    9 Mo. Ended
                                       6/30/99       6/30/98
Cash flows from operating
 activities:
  Net income (Loss)                          ($42)         $563
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and
     amortization                           1,233         1,199
  Provision for doubtful
   accounts and notes                         389           491

<PAGE 6>

Change in assets and
 liabilities:
  Trade receivables                        (2,616)         (432)
  Inventory                                   109         1,086
  Other assets                                230         2,113
   Accounts payable and other
   accruals                                   (46)       (3,501)

Net cash provided by (used in)
 operating activities                        (743)        1,519

Cash flows from investing
 activities:
  Additions to property, equip.
  and leasehold improvements,
  net                                        (378)         (130)
Net cash used in investing
 activities                                  (378)         (130)

Cash flows from financing
 activities:
  Net borrowings under (payment
  of) line of credit                        1,256          (685)
  Proceeds from long-term debt
   and demand notes                           182           119
  Payments of long-term debt
   and demand notes                          (203)         (244)
  Payment of notes payable-
   officers and affiliates                   (111)         (547)
  Payment of capital lease
   obligations                               (250)         (256)

Net cash provided by (used in
 financing activities                         874        (1,613)

Net increase (decrease) in cash              (247)         (224)
Cash at beginning of year                     329           632

Cash at end of period                          82           408


<PAGE 7>


Supplemental disclosures of
 cash flow information
  Cash paid during the Nine
   month period for:
    Interest                               $2,436        $2,994

    Income taxes paid                         $32           $95

    In January, 1998 the company
     renewed capital lease
      agreements relating to the
       rental of Distribution
        Centers                                $0        $3,136



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (In Thousands)
                           (Unaudited)



                         For the Nine Months For the Three Months
                              ended June 30      ended June 30

                              1999    1998        1999    1998


Net Income (Loss)            ($42)    $563       $293     $410

Unrealized Gain (Loss) on
Marketable Securities,
Net of Tax                   ($66)      $0       ($23)      $0

Comprehensive Net
Income (Loss)               ($108)    $563       $270     $410



<PAGE 8>

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

Operating results for the nine month period ended June  30,  1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Comprehensive Income

Effective  October  1,  1998, the Company  adopted  Statement  of
Financial   Accounting  Standards  (SFAS)  No.  130,   "Reporting
Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities classified
as   available-for-sale.   The  unrealized  loss  on   marketable
securities for the nine months ended June 30, 1999 is net of a tax benefit of $35,000.




<PAGE 9>

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

              BASIC AND DILUTED EARNINGS PER SHARE


                                                Nine Months
                                               Ended June  30
                                            1999           1998


Basic and Diluted Shares Outstanding:
   Weighted average number of
    shares outstanding                  4,745,014     4,745,014

  Net income (Loss)                          ($42)         $563

  Basic and Diluted EPS                      (.01)         $.12

The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of June 30, 1999.

5.  Debt (in thousands)

Long-term debt consists of the following:

                                        6/30/99        9/30/98

Credit Facility Agreement               37,821        36,566
Notes Payable-Officers
and Affiliates                           1,882         1,993
Other Long-term Debt                     2,018         2,038
Less Current Maturities                 (2,214)       (2,468)

                                       $39,507       $38,129


<PAGE 10>

The Company's credit facility agreement, which expires on October 22, 2002, provides for a revolving credit facility subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. 30 Day LIBOR and the prime rate were 5.24% and 7.75%, respectively, on June 30, 1999.

As of August 12, 1999, the Company had an outstanding balance of $36.9 million under the Credit Facility Agreement with an availability of $2.5 million.

Borrowings outstanding under the Credit Facility Agreement are collateralized by substantially all of the Company's assets. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth, fixed charge ratio, minimum tangible net worth and minimum fixed charge coverage ratio requirements. The Company was in compliance with all covenants, as amended, at the end of the third fiscal quarter of 1999.

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

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.   Management's   Discussion  and  Analysis   of   Financial
          Condition and Results of Operations


<PAGE 11>

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors identified by the Company in press releases, other communications with the Company's shareholders and the Company's filings with the Security and Exchange Commission from time to time including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, dated December 22, 1998, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider all such factors listed in the December 22, 1998 Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company. The Company assumes no obligation to update forward looking statements to reflect events or circumstances after the date on which such statements were made.

GENERAL

On July 6, 1999, the Company launched iAutoparts.com (R), an automotive electronic parts store powered by CCI/Triad's ePartExpert electronic catalog. iAutoparts.com is operated by iAutoparts, Inc., a subsidiary of Hahn Automotive Warehouse, Inc. The Company added the online distribution strategy to its traditional wholesale mix to provide a convenient option for automotive enthusiasts, do-it-yourself consumers and Internet shoppers. The Company believes that Internet commerce is a potential market for future growth as Internet shopping becomes more common with the shopping public.

The Company selected CCI/Triad, the Company's proprietary hardware and software vendor, to implement the eCommerce web site utilizing CCI/Triad's online automotive parts catalog known as ePartExpert. The iAutoparts.com site allows the online shopper to accurately search part information, identify parts needed, enter an order and receive updates on order processing and fulfillment.

ePartExpert is a trademark of Cooperative Computing Inc.
iAutoparts.com  is  a  service  mark  owned  by  Hahn  Automotive
Warehouse, Inc.


<PAGE 12>

Results of Operations - three months ended June 30, 1999, compared to three months ended June 30, 1998.

The Company's net sales for the fiscal quarter ended June 30,1999 declined $764,000 to $35.0 million, from $35.8 million for the same fiscal quarter of the previous year. This 2.1% decrease resulted from increased competition at all levels of distribution in the aftermarket auto parts industry. For the quarter, on a comparable location basis, net sales decreased by 3.1% at the Distribution Centers (partially the result of the acquisition of two Independent Auto Value customers that are now operated as Advantage Auto stores), .6% at the Advantage Auto Stores, and 6.8% at the Direct Distribution Centers.

Gross  profit  for  the  current quarter  decreased  $283,000  as
compared  to  the  third quarter of fiscal  1998.   Gross  profit
expressed as a percentage of net sales remained consistent with the same quarter for the prior fiscal year at 36.7%.

Selling, general and administrative expense decreased $126,000 from $11.3 million in the third quarter of fiscal 1998, to $11.2 million for the comparable quarter of fiscal 1999. This dollar decrease is primarily the result of the Company's effort to control operating expenses which were partially offset by the expenses related to the two new Advantage Auto Stores. As a percentage of net sales, selling, general and administrative expense increased from 31.5% for the third quarter in fiscal 1998 to 31.9% during the same quarter of fiscal 1999. This percentage change is due almost entirely to the decline in net sales.

Depreciation and amortization increased $37,000 from $389,000 during the corresponding quarter last year, to $426,000 during the third quarter of the current fiscal year. This increase is primarily attributable to negative goodwill, which resulted from an acquisition in 1988, being fully amortized as of January 1999 which was partially offset by a reduction in capital expenditures in favor of operating leases.

As a result of the factors discussed above, operating income declined $194,000 from $1.5 million in the previous fiscal year to $1.3 million in the current year's third quarter. As a percentage of net sales, operating income decreased to 3.7% from 4.1% in the same quarter of fiscal 1998.

Interest expense declined $37,000 to $891,000 from $928,000 for the same quarter of the previous fiscal year. This decline is the result of lower average borrowings outstanding during the quarter compared to the same quarter last year.



<PAGE 13>

As   a  result  of  the  factors  discussed  above,  income  from operations decreased $117,000 to $293,000 or $.06 per share, from $410,000. or $.09 per share for the same quarter of last year.

Results of Operations - nine months ended June 30, 1999, compared to nine months ended June 30, 1998.

The Company's net sales decreased $2.4 million or 2.4% from $99.7 million for the nine months ended June 30, 1998 to $97.3 million for the corresponding nine months of fiscal year 1999. The major causes of the net sales decline were increased competition and the general softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. During this nine month period the Company closed three non-performing Advantage Auto Stores and acquired two new stores. The acquired two stores were previously independent customers of the Company's Distribution Centers. Thus the Distribution Centers' net sales were negatively impacted by these acquisitions. On a comparable location basis, compared to the same period during the previous fiscal year, net sales declined by 4.0% at the Distribution Centers, 2.8% at the Advantage Auto Stores and 4.0% at the Direct Distribution Centers. Also as a percentage of the net sales, contributions by each division were as follows: Distribution Centers 47.4% Advantage Auto Stores 38.1% and Direct Distribution Centers 14.5%.

Gross profit for the first nine months of the current fiscal year decreased by $1.1 million to $36.2 million from $37.3 million for the same period of the previous fiscal year. As a percentage of net sales, gross profit decreased to 37.2% from 37.4% for the previous year. This percentage decrease is primarily due to the consolidation in the aftermarket industry, increased competition and the other factors discussed above.

Selling, general and administrative expense declined $177,000 from $32.7 million for the first nine months of fiscal 1998 to
$32.5 million for the same period of fiscal 1999. This is primarily due to the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense increased to 33.5% from 32.8% in the previous fiscal year. This percentage increase was largely due to a decline in sales as discussed above.

<PAGE 14>

Depreciation and amortization increased $34,000 and remained reasonably consistent at $1.2 million for the nine month period in both fiscal years. This increase is attributable to the negative good will, which resulted from an acquisition in 1988, being fully amortized as of January 1999 which was partially offset by a reduction of capital expenditures in favor of operating leases.

As a result of the factors discussed above, operating income declined from $3.4 million for the first nine months of fiscal 1998 to $2.4 million for the first nine months of fiscal 1999. As a percentage of net sales, operating income declined to 2.5% from 3.4% for the same nine month period of fiscal 1998.

Interest expense decreased $136,000 in the first nine months of fiscal 1999, to $2.7 million, from $2.8 million, for the same nine months or fiscal 1998 This decrease is attributable to lower average borrowings outstanding during the current nine month period compared to the same period during the previous fiscal year.

As a result of these factors the Company showed a net loss of $42,000, or $.01 per share for the nine month period ended June
30, 1999, compared to net income of $563,000 or $.12 per share for the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1999, operations consumed net cash of $743,000. This is largely due to a $2.6 million seasonal increase in accounts receivable and a net loss of
$42,000, which was partially offset by non-cash items of depreciation and amortization and provision for doubtful accounts of $1.2 million and $389,000, respectively.

Investing activities consist mainly of capital expenditures relating to the two Advantage Auto Store acquisitions and for routine replacement of computer equipment and store fixtures. Capital expenditures, were $378,000 during the first nine months of fiscal 1999 compared to $130,000 during the same period of fiscal 1998. There were four new Advantage Auto Stores added during the same period of fiscal 1998.

Financing activities during the nine months of fiscal 1999 generated $874,000 of cash, due to increased net borrowings under the Company's credit facility, partially offset by payments on long-term debt. As of August 12,1999 the Company had $2.5 million available under its revolving credit facility.

<PAGE 15>

Other risks and uncertainties which may affect actual results, include but are not limited to, failure of the auto parts e-commerce industry to develop at anticipated rates, failure of the Company's e-commerce products and services to gain significant market acceptance, competition, the ability of the Company to protect its proprietary rights and the continued development and viability of the Internet.

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


<PAGE 16>

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

As of June 30, 1999 the remediation of operating equipment was approximately 95% complete, and the Company is targeting completion of its related remediation efforts by September 30, 1999. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment is substantially completed.

To date, the Company has not identified any Information Technology ("IT") or non-IT system that presents a material risk of not being Year 2000 ready or for which a suitable alternative cannot be implemented. However, as the initiative moves further into the final phase, it is possible that the Company may identify potential risks of Year 2000 disruption. It is also possible that such a disruption could have a material adverse effect on the Company's financial condition and results of operations. The Company is still in the process of modifying or replacing certain time-sensitive software programs and other date sensitive devices to avoid a potential inability to process transactions or engage in other normal business activities. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside the Company's control will be Y2K compliant. The failure by such entities to be Y2K compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could decrease the use of the Internet or prevent users from accessing the Company's iAutoparts.com web site, all of which together or in combination could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.


<PAGE 17>

With respect to Third-Party Activities, the Company has made inquiries of its significant customers and suppliers and, at the present time, has not been notified of any significant or substantial difficulties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and in turn their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company's financial condition and results of operation.

Software modification to the Company's mainframe computer system has been completed, and testing is in process. The vendor of the system has commenced the distribution of Year 2000 software upgrades. All upgrades have been implemented and tested. There will be no expense to the Company, as modified Year 2000 software is a part of the Company's software maintenance agreement. Personnel expense has and will continue to be incurred for the implementation and testing phases.

Substantially all of the Company owned remote store systems have been upgraded with modified Year 2000 software without cost to the Company, as these costs are also covered under the software maintenance agreement for these systems. Personnel and implementation expenses will be incurred for these upgrades.

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company has substantially completed the Year 2000 project including remediation, testing and implementation. The Company's total cost to address the Year 2000 issue is estimated at $150,000 and is being funded through operating cash flow. The elements of such costs are as follows:

                               Amounts in Thousands of Dollars


                              Incurred
                              Through     Costs Yet      Total
                              June 30,      to be      Estimated
                                1999      Incurred       Cost

Capital expenditures
related to new systems
and equipment                    $52        $48          $100

Operating expenses
related to modifications
of existing systems and
equipment                        $13        $37           $50

Total capital and expense        $65        $85          $150

<PAGE 18>

The Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans have been completed to mitigate the extent of any such potential disruption to business operations.

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

PART II.  OTHER INFORMATION

Item 4. Other

On February 1, 1999 the NASDAQ National Market notified the Company that its common stock failed to meet the NASDAQ National Market listing maintenance standard minimum public market float requirement of $5 million or greater and that the Company's stock would  be delisted unless it achieved such float prior to May  3,
1999.   The  Company's common stock did not meet this requirement
since the notification date; the Company, however, requested a hearing on NASDAQ's delisting decision which resulted in a stay pending the results of the hearing. A hearing date was set for
June  10,  1999  before a panel authorized by NASDAQ's  Board  of
Governors  ("the Panel").  At the hearing, the Company  requested that  the listing of its securities be transferred to The  NASDAQ
Small  Cap  Market.   On  July 26, 1999 the panel  determined  to
transfer  the listing of the Company's securities to  the  NASDAQ
Small Cap Market effective July 29, 1999. On August 9, 1999 the Company filed the required application and paid the applicable fees to demonstrate compliance with all applicable requirements in a
timely  manner.   The NASDAQ Listing and Hearing  Review  Council
("Council") may, on its own motion, review any Panel decision within forty five (45) days after issuance. To date the Company has not received any notice regarding such a review by the Council.

<PAGE 19>

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



                             HAHN  AUTOMOTIVE  WAREHOUSE, INC.
                                            (Registrant)


                                   By:  s//Mike Futerman
                                        Mike Futerman
                             Chairman of the Board of Directors


                                   By:  s//Eli N. Futerman
                                        Eli N. Futerman
                             President and Chief Executive Officer


                                   By:  s//Peter J. Adamski
                                        Peter J. Adamski
                                  Vice President - Finance and
                                  Chief Financial Officer


Dated: August 12, 1999

                           Exhibit 27


<PAGE 20>
     Selected financial information as required for Edgar electronic filing for the six months ended June 30, 1999.