Form 10-K
period 1999-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 1999-12-16
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:            Commission File Number
    September 30, 1999                          0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its Charter)


         New  York                                 16-0467030
(State of Incorporation)      I.R.S. Employer Identification No.)

415 West Main Street, Rochester, New York                   14608
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:(716)  235-1595.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE $0.01 PER SHARE    NASDAQ SMALLCAP MARKET





<PAGE 1>

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X or No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 8, 1999, (based upon the closing price of $1.51 on that day, as reported on the NASDAQ SMALLCAP MARKET) was approximately $2,941,446. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of December 8, 1999: 4,745,014.

              Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after September 30, 1999, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

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

<PAGE 2>

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

The Company is engaged in the sale of automotive aftermarket products to commercial service establishments on a regional basis and to consumers via the internet. The Company's traditional business is conducted through ten full-service distribution centers, four specialty distribution centers, eight direct distribution centers and 79 jobbing stores that operate in the same areas as the Company's full-service distribution centers generally under the name Advantage Auto Stores, except in the Dayton, Ohio area, where the Company's jobbing stores operate under the name Genuine Auto Parts. The Company's operations are located along the Eastern Seaboard and in the Midwest.

On July 6, 1999, the Company, through its wholly-owned subsidiary iAutoparts, Inc. ("iAutoparts"), launched iAutoparts.com, its online automotive parts store. The Company believes that iAutoparts.com is an innovative approach to the auto parts aftermarket distribution model. It will extend the Company's reach directly to the consumer, entering new geographical and customer markets, and further expand its distribution mix. As of December 9, 1999, more than 3,500 users registered vehicles on iAutoparts.com and the Web site experienced in excess of 2.5 million page views ("hits") since the inception of this site. To date, iAutoparts has had a nominal financial impact on the Company.

As previously reported, on July 24, 1997, the Company's wholly-owned subsidiary, Autoworks, Inc. filed a petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York ("Chapter 11 Proceeding"). (See Part 1 - Item 3 "Legal Proceedings"). The filing was undertaken to assure the orderly administration of Autoworks' assets and liabilities. Neither the Company nor any Company subsidiary (other than Autoworks) filed a petition or is in bankruptcy. As of November 1, 1998, substantially all of the Autoworks assets had been disposed of and

<PAGE 3>

the net proceeds were paid to the Autoworks secured creditors and used for expenses of the bankruptcy estate pursuant to a court order dated August 19, 1997. In connection with the filing, the Company recorded a one-time after-tax charge of $18.8 million, or $3.96 per share. (See Part II - Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations - General and Note 2 of the Company's Consolidated Financial Statements.) The Autoworks, Inc. Plan of Reorganization was approved and confirmed pursuant to a court order dated November 18, 1999. The remaining assets of Autoworks will be transferred to a Creditor Trust to be administered under a Creditors Trust Agreement dated November 18, 1999.

(c)  Narrative Description of Business

The Company's continuing operations are contained in two industry segments: wholesale sale of automotive aftermarket products through traditional and direct distribution methods. Below is a description of each segment.

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

The  wholesale  segment is the Company's primary area  of  focus.
Traditionally, the wholesale segment has distributed automotive parts using a three-step or full-service distribution process. With full-service distribution, parts manufacturers deliver parts to warehouse distributors, who then deliver to local jobbers who
sell  individual  parts  to end users  for  installation.   Full-
service distribution allows jobbers to provide rapid parts availability to local area professional installers, including service stations, garages and major accounts. The Company's full-service distribution centers and jobbing stores operate in this market.

The two-step or direct distribution process has evolved in response to increasing capital needs and shrinking margins, and to date, has been more successful in metropolitan areas where there are higher concentrations of professional installers. Direct distributors eliminate a level of distribution from the traditional full-service distribution process. Thus, a large jobber may purchase directly from manufacturers and sell directly to professional installers, thereby eliminating the warehouse distributor level, or a warehouse distributor may skip the jobber
<PAGE 4>
level and sell parts directly to installers. The Company's direct distribution division targets this market.

Distribution Business

The Company purchases nearly 150,000 automotive aftermarket stock keeping units ("SKUs"), consisting predominately of nationally branded automotive hard parts, as well as maintenance items, accessories and private label products, from 214 manufacturers, and distributes these products through its distribution network to approximately 1,100 independent jobbing stores and 79 Company-owned jobbing stores, which operate principally under the
Advantage Auto Stores name. These jobbers supply automotive parts to commercial establishments performing automotive services and, to a much lesser extent, the DIY market. The Company's distribution network consists of ten full-service distribution centers, four specialty distribution centers, eight direct distribution centers and 79 Advantage Auto jobbing stores located along the Eastern Seaboard and in the Midwest. The Company generally does not sell tires or perform automobile repairs or installations through either its distribution centers or jobbing operations.

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



<PAGE 5>

      Leadership in Auto Value Programmed Distribution Group - Auto Value Associates, Inc. ("Auto Value") is one of the fastest growing independent national purchasing and marketing programs in the automotive aftermarket. The Company believes that it is one of the larger participants by sales volume and number of jobbing customers who subscribe to Auto Value's marketing program. The Company seeks to convert its independent jobbing customers to the Auto Value program, as the Company believes Auto Value's servicing and marketing programs are beneficial to the jobbers and result in such customers purchasing the preponderance of their inventory needs from the Company.

       Operating Efficiencies - The Company's operations are structured to realize operating efficiencies both for itself and for its customers, to benefit from economies of scale in product purchasing, information systems and employee training and to provide an efficient distribution system with the objectives of ease of order placement and speed of delivery.

Products

The Company's distribution centers and Company-owned jobbing stores, operating as Advantage Auto Stores (and Genuine Auto Parts in the Dayton, Ohio, area) (herein collectively referred to as
"Advantage Auto Stores"), generally offer a wide selection of predominantly nationally branded automotive products for domestic and foreign cars, vans and light trucks. The Company stocks a wide range of automotive aftermarket products throughout its distribution network, consisting principally of new and remanufactured automotive hard parts, as well as maintenance items and accessory products. Hard parts include, among others, brake parts, exhaust components, engine parts, suspension parts and fuel systems.

The Company's customers purchase name-brand products and private-label products which carry a larger gross profit margin. These private-label products, marketed under the Parts Master label, are manufactured by a variety of vendors for members of the Auto Value programmed distribution group. Parts Master products accounted for approximately 19.9%, 17.8% and 21.2% of the Company's net sales, in Fiscal 1999, 1998 and 1997, with the remainder of net sales derived from manufacturer's branded products. Since Parts Master brand products have higher profit margins than name brand products, the Company continually seeks ways to expand sales of Parts Master products, in some instances by having national brand manufacturers supply products under this label.







<PAGE 6>

Distribution Centers

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

Each full-service distribution center employs a General Manager, sales force, clerical, stock-handling and delivery employees. Customers may place their stock orders by computer, telephone, fax or in person at service counters.

     Direct Distribution Centers

The Company operates eight (8) direct distribution centers (two of which do business under the Professional Auto Warehouse ("PAW")
name) in targeted metropolitan areas. The Company has selected direct distribution center locations that it has opened based upon a high concentration of repair bays and competitive rent. On October 1, 1999, the Company closed its Nu-Way - Merchants Road location in Rochester, New York, and its customers are now being serviced by the Company's Meisenzahl Auto Parts location on Carter Street, in Rochester, New York. The Company has no plans to replace the Nu-Way - Merchants Road location.





<PAGE 7>

The Company believes that its direct distribution centers carry a more complete inventory selection than most other national direct distributors. The average Company direct distribution center stocks approximately 29,000 SKU's, with the largest stocking over 62,000 SKU's. In addition to parts, the direct distribution centers also supply professional installers with equipment and tools. Each direct distribution center maintains a delivery fleet to provide professional installers with rapid delivery of parts orders.

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

Auto Value requires its shareholders to participate in its purchasing programs to a specified degree and to contribute equally toward its operating expenses, which are generally nominal. Shareholders whose jobber customers participate in the marketing service of the Auto Value program are required to pay a basic fee plus charges for goods and services provided under the program. Auto Value merged with All Pro/ Bumper to Bumper, another large programmed automotive parts buying group, in July 1999. This increased the size and buying power of Auto Value.

Eli N. Futerman, President and Chief Executive Officer of the Company is a past Chairman and currently a director and Treasurer of Auto Value. The Company does not believe that any material conflicts of interests exist as a result of Mr. Futerman's positions in the Company and Auto Value.

Jobber Services

The Company's extensive inventory line provides jobber customers with the opportunity to purchase aftermarket products from a single source, which affords its jobber customers the opportunity to reduce operating expenses and improve inventory planning and control.

The Company provides support to its customers through its account executives who visit them on a regular basis, advising such customers on products and services, assisting in solving logistical, marketing, merchandising and other problems, as well as soliciting increased purchases from the Company. These customer support

<PAGE 8>

services are supplemented by manufacturers' sales representatives who periodically call on the Company's customers on behalf of the Company and by annual trade shows at Company locations. In Fiscal 1999, the Company held trade shows in Dayton, Ohio and Goldsboro, North Carolina.

The Company provides value-added services to its jobber customers that participate in the Auto Value programmed distribution group. Through the Auto Value program, the Company assists its participating jobber customers in marketing, merchandising, inventory management and control, store appearance, advertising and promotion.

During Fiscal 1999, 46 of the Company's independent jobber customers joined the Auto Value program through the Company and 43 independent jobber customers resigned or were terminated from the program. As of October 31, 1999, 268 of the Company's independent jobber customers and all of the Company-owned jobbing stores participated in the Auto Value marketing program.
Advantage Auto Stores

To support its distribution center business, the Company operates a chain of jobbing stores under the Advantage Auto Stores name, except for certain Company-owned jobbing stores which operate under "Genuine Parts Company" in Dayton, Ohio, "Finn Auto Parts" in Canandaigua, New York and "Eagle Auto Parts" in East Rochester, New York. References to Advantage Auto Stores in this report include these jobbing stores. The Advantage Auto Stores are located only in regions supplied by the Company's full-service distribution centers. As of October 31, 1999, the Company owned and operated a total of 79 Advantage Auto Stores.

As the Advantage Auto Stores are members of the Auto Value program, they typically feature certain consistent appearances and merchandising programs. The stores emphasize knowledgeable sales people and rapid availability of parts with daily truck deliveries. Approximately nine years ago, the Company embarked on a jobbing store remodeling project. During Fiscal 1999, the Company remodeled nine jobbing stores, leaving seven stores to be remodeled. The Company plans to remodel or relocate six more jobbing stores in the next Fiscal year.

iAutoparts

On July 6, 1999, the Company, through its wholly-owned subsidiary, iAutoparts, Inc., launched iAutoparts.com, its online automotive parts store available 24 hours a day. iAutoparts.com is the first online automotive parts store powered by the industry's leading CCI/Triad ePartExpert electronic parts catalog. The Web site guides users through a logical search to ensure accurate automotive parts selection. ePartExpert provides technical tips, parts

<PAGE 9>

specifications and suggestions for related parts. iAutoparts.com offers more that two million nationally branded automotive hard parts and maintenance items in inventory, representing in excess of $45.0 million in automotive parts on hand and available for immediate delivery.

iAutoparts.com is operated by iAutoparts, Inc., a wholly-owned subsidiary of the Company, with the assistance of its information technology service provider, CCI/Triad, located in Austin, Texas. iAutoparts has a direct relationship with parts manufacturers which enables it to provide rapid delivery of hard-to-find parts. All iAutoparts.com orders have been fulfilled from the Company's full service distribution center in Rochester, New York. To date, iAutoparts has had nominal sales.

On November 30, 1999, iAutoparts, Inc. entered into an agreement with Capital Formation Group of Rochester, L.P., a full service financial advisory, investment and merchant banking company, with expertise in the area of private corporate financing, to assist and advise management in exploring strategic alternatives for the auto parts e-commerce business. There is no assurance that any strategic alternative involving iAutoparts will be adopted and implemented, or that if any transaction is effected involving iAutoparts that it will ultimately enhance the Company's shareholder value.

Purchasing

All product selection and purchasing functions for the distribution centers and the jobbing stores are centralized at the Company's headquarters in Rochester, New York, except for accessory products which are purchased by management of the specialty distribution center. The Company purchases its products from approximately 214 suppliers which ship directly to the Company's direct and full-service distribution centers. In most areas, the Company sources each of its product lines from one supplier, although most automotive parts categories have more than one competitive supplier. Inventory purchases are based upon quality, price, service, market conditions and, where appropriate, brand recognition. Suppliers' programs are reviewed periodically to evaluate product mix, quality, pricing and service.

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




<PAGE 10>

In Fiscal 1999, the Company's 15 largest suppliers accounted for approximately 70.0% of its total distribution center purchases, and its largest supplier accounted for approximately 20.9% of its distribution center purchases. The Company considers its relationships with its suppliers to be good and believes that alternate sources of supply exist at substantially similar costs for substantially all products which it stocks. The Company's suppliers are generally able to meet its demand for products.

Inventory Control and Management Information System

The Company's management information system is an important element in its strategy of maintaining margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The fully integrated, real-time system, which was designed for general use by distributors in the automotive parts aftermarket, operates on mainframe computers located at the Company's Rochester, New York, headquarters and links all of the Company's distribution centers. The system enables the Company's Advantage Auto Stores and independent jobbing customers to telecommunicate with the Company. A majority of the Company's independent jobber customers have the capability to access pricing and product availability information from the Company's computer system. This electronic link streamlines and hastens the order process by enabling the Advantage Auto Stores, as well as the independent jobbing customers to electronically determine product availability and order products, eliminating the need to telephone or visit a distribution center directly to place an order.

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

Trademarks

The Company owns and has registered its Advantage Auto Stores trademark in the United States Patent and Trademark Office. In addition, the Company is a licensee of the Auto Value and Parts Master trademarks pursuant to a trademark license agreement which provides for termination upon the occurrence of certain events. Under the trademark license agreement, the Company has the right to use and permit its jobber customers to use the Auto Value and Parts Master trademarks. The Company believes that these trademarks are material to the Company's business. In addition, the Company has filed applications with the United States Patent and Trademark Office for the iAutoparts name and logo, in

<PAGE 11>

connection  with the sale of automotive parts via  the  internet.
There are no assurances that these applications will be granted.

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

Through its chain of Advantage Auto Stores and its iAutoparts.com website, the Company also competes directly with other independent jobbing stores, automotive specialty retail chains and discount and general merchandise stores. The Company also competes indirectly with various original equipment manufacturers and other manufacturers, distributors and retailers who sell aftermarket products in alternative distribution channels. Some of the Company's current and potential competitors are larger and have far greater financial resources.

Employees

As of October 31, 1999, the Company had 1,185 employees (of which 906 were full-time and 279 were part-time), in full-service and direct-distribution centers and jobbing operations, of whom 76 were distribution center and jobbing store account executives, 62 were headquarters personnel, 166 were distribution center and jobbing store management personnel and the remaining 881 were distribution center workers, jobbing store employees, drivers, counter persons, data entry and other personnel. As of October 31, 1999, a total of 14 employees at two distribution centers were represented under collective bargaining agreements. The Company has never experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations with its employees are good.







<PAGE 12>

Item 2.    PROPERTIES

Distribution Center and Jobbing Facilities

The   Company's  principal  executive  offices  are  located   in
Rochester, New York, and presently occupies approximately  22,000 square feet.

As of October 31, 1999, the Company operated the following distribution center locations:

                    Approximate Gross
                       Ground Level
Location               Square Feet                 Type
New York
  Rochester               40,000         Full-Service
  Rochester-North         37,000         Direct Distribution
  Rochester-South         11,400         Direct Distribution
  Rochester-Greece         5,000         Direct Distribution
  Rochester-Gates          4,500         Direct Distribution
  Farmington               5,000         Direct Distribution
  Bronx                   35,000         Full-Service
  Syracuse                34,500         Full-Service
  Buffalo                 27,800         Full-Service
  Buffalo                  8,000         Direct Distribution
  Newburgh                22,000         Full-Service
  Batavia                  5,700         Accessory
  Albany                  12,900         Direct Distribution
Ohio
  Dayton                  59,800         Full-Service
  Independence            33,500         Full-Service
North Carolina
  Goldsboro               39,000         Full-Service
Virginia
  Richmond                32,700         Full-Service
  Norfolk                  6,500         Pick-Up
Maryland
  Bladensburg             18,100         Full-Service
  Baltimore               10,700         Pick-Up
Indiana
  Indianapolis            13,000         Pick-Up
Pennsylvania
  Harrisburg              14,500         Direct Distribution





<PAGE 13>

The Company owns the Independence, Ohio site; leases its Norfolk, Virginia, Albany, New York, and Harrisburg, Pennsylvania, sites from unaffiliated parties under leases which expire on March 31, 2005, December 31, 2002 and September 30, 2000, respectively; leases its Rochester-Greece direct distribution site from an unaffiliated party which expires in December 2002; and leases its Rochester-North and the Buffalo direct distribution locations from David Appelbaum, a Vice President of the Company under leases which expire in September 2004. A third direct distribution location, Rochester-South, is also leased from a partnership comprised of Mr. Appelbaum and an unaffiliated third party and expires concurrently with other leases held by Mr. Appelbaum. The Company leases its direct distribution center in Gates, New York and Farmington, New York from FCA Associates, a partnership comprised of Eli N. Futerman, the Company's President and Chief Executive Officer, Daniel J. Chessin, Executive Vice President and Corporate Secretary and David M. Appelbaum, its Vice President of Direct Distribution, under leases which expire on October 31, 2001. The Company leases the remaining distribution facilities from members of the Futerman family or their affiliates under leases which expire between 2001 and 2008. Except for the Independence, Ohio, site (which is subject to a first mortgage), none of the Company's facilities are subject to any encumbrance.

As of October 31, 1999, there were 79 Advantage Auto Stores served by the Company's distribution centers located in or near the following cities:


                      Advantage                        Advantage
Distribution         Auto Stores  Distribution        Auto Stores
Center                Serviced    Center                Serviced
Location                          Location
Rochester, New           16       Dayton, Ohio             20
York
Syracuse, New York       10       Goldsboro, North          8
                                  Carolina
Buffalo, New York         6       Richmond,                12
                                  Virginia
Newburgh, New York        3       Bladensburg,              2
                                  Maryland
Cleveland, Ohio           2







<PAGE 14>

As  of  October  31, 1999, the Company leased 75 and  owned  four
Advantage Auto Stores sites. The leases on 9 store sites were month-to-month, leases on 31 store sites had remaining terms of three years or less, and leases on 35 store sites had remaining terms of more than three years, excluding renewal options. The Company leases certain of these sites from members of the Futerman family or their affiliates under leases which expire between January 31, 2000 and October 31, 2004.

Item 3.     LEGAL PROCEEDINGS

On October 31, 1995 a complaint was filed against the Company by 27 former employees of Autoworks, Inc. seeking class action status in the United States District Court, Southern District of Ohio, Western Division (Case Number C-3-95-904). The complaint requests compensatory damages, liquidated damages and attorney's fees available under the Fair Labor Standards Act based on an alleged failure to pay overtime wages to certain individuals classified as exempt employees. The Company is vigorously defending this action and maintains that the plaintiffs were employees of its wholly-owned subsidiary Autoworks, Inc. as discussed below (which previously filed for reorganization under Chapter 11 of the Bankruptcy Code), and that Autoworks' conduct was appropriate and not wrongful. The Company's motion for summary judgment was denied and the trial court has found the
Company liable on the plaintiffs' claim. Following the commencement of the hearing on damages, and before the hearing was completed, the parties entered into a stipulation on damages so that the Company could appeal the finding of liability. On November 23, 1999, the Company filed its Notice of Appeal and on December 1, 1999, the Company filed its Designation of Record for Appeal and Certification Regarding the Transcript with the United States Court of Appeals for the Sixth Circuit. In the event that the Company is successful in obtaining a reversal of the trial court's determination of liability, then there will be no damages payable by the Company. In the event that the Company's appeal is unsuccessful, then the parties will resume and continue with the hearing on damages until completed. While the outcome of this appeal, and any subsequent determination of damages is inherently uncertain, the Company believes that it is unlikely that any adverse verdict would have a material adverse effect on its financial condition; however it could materially adversely affect net income or cash flow depending upon the fiscal year in which a final judgment is entered against the Company.









<PAGE 15>

In July 1997, the Company's wholly-owned subsidiary, Autoworks, filed a petition for reorganization under Chapter 11 of Bankruptcy Code. The proceeding was brought in and is presently pending in the United States Bankruptcy Court for the Western District of New York (the "Bankruptcy Court"). Subsequent to the filing, the Official Unsecured Creditor's Committee ("Committee") in the proceeding, claimed that there had been preferential transfers between the Company and Autoworks amounting to approximately $6.5 million and made further claims based upon the doctrines of substantive consolidation, and fraud in connection with the Company's acquisition of Autoworks. On June 18, 1998, the Bankruptcy Court approved a settlement among Hahn, Autoworks, the Committee and the Company's secured creditors pursuant to which the Company is required to pay the Autoworks bankruptcy estate up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but in no event will the Company pay the Autoworks bankruptcy estate less than $1.6 million by June 15, 2002. The parties also provided appropriate releases including any existing and potential claims which the Committee had against the Company. In May, 1999, a disagreement and dispute arose between the Company and the Committee over the terms and provisions to be included in the Plan of Reorganization. In June, 1999, the Company and the Committee entered into an amendment to the settlement, pursuant to which the Company would continue to maintain ownership of Autoworks following the approval of the Plan of Reorganization, and the Company would make an additional payment to the Bankruptcy Estate in the amount of $100,000 in three (3) equal annual installments, without interest, commencing June 15, 2000.

The Company is involved in various other claims and disputes arising in the normal course of business. The Company's management believes that it has meritorious defenses and/or insurance coverage against such matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position except as stated in the first paragraph of this Item 3 - Legal Proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of Fiscal 1999 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.









<PAGE 16>
                             PART II

Item  5.      MARKET FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
              SECURITY HOLDER MATTERS

Until July 28, 1999, the Company's common stock was quoted on the NASDAQ National Market. As a result of not meeting public float requirements for the NASDAQ National Market, the Company's Common Stock was transferred to the NASDAQ SmallCap Market effective July 29, 1999. Its trading symbol is HAHN. The table below shows the range of the high and low actual closing prices for the Company's common stock during each quarterly period of Fiscal Years 1999 and 1998:

Fiscal Year                      Fiscal Year
Ended                            Ended
September 30,    High       Low  September 30,    High     Low
1999                             1998
1st Quarter      5 7/16      2   1st Quarter     7 1/8     5 7/8

2nd Quarter      2 13/16     2   2nd Quarter     5 7/8     5 7/8

3rd Quarter      1 7/8     1/2   3rd Quarter     5 3/4     5 1/2

4th Quarter      6 1/4       1   4th Quarter     5 1/2     5 1/4

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

On November 18, 1999, the Company had 68 holders of record of its common stock.








<PAGE 17>

Item 6.     Selected Financial Data

The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years for the period ended September 30th. This table should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere herein and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Years Ended September 30,
  (In thousands, except share and per share data)
                              1999       1998        1997

Income Statement Data:
  Net sales                  $130,998    $133,503    $142,242
  Cost of Products sold        82,002      82,778      86,967
  Gross profit                 48,996      50,725      55,275

  Selling, general and
   administrative expense      43,512      44,059      46,717
  Depreciation and
    amortization                1,775       1,602       2,005
  Income from operations        3,709       5,064       6,553
  Interest expense             (3,650)     (3,771)     (4,670)
  Other income                    372         411         719
  Income (loss) before
    provision for income
    taxes                         431       1,704       2,602
  Provision for income
    taxes                         151         665       1,011

  Income from continuing
    operations                    280      $1,039      $1,591

Loss from discontinued
  operations:
Write-down of investment
  in subsidiary, net of tax        --          --     (18,789) (1)

<PAGE 18>

Loss from discontinued
  operations, net of tax           --          --      (3,937)
Total loss from
 discontinued operations           --          --     (22,726)

  Net income (loss)              $280      $1,039    ($21,135)

Income from continuing
  operations per share          $0.06       $0.22       $0.34
Loss from discontinued
  operations per share             --          --       (4.79)

  Net income (loss) per
    share                       $0.06       $0.22      ($4.45)

Weighted average shares
  outstanding               4,745,014   4,745,014   4,745,014


Balance Sheet Data:
  Working capital             $45,387     $42,212     $45,485
  Total assets                 79,723      78,311      77,792
  Long-term debt and
    capital lease
    obligations,
    excluding current
    maturities                 45,484      44,645      45,908
  Stockholders' equity         13,773      13,561      12,364


Years Ended September 30,
  (In thousands, except share and per share data)
                              1996       1995

Income Statement Data:
  Net sales                  $138,395    $130,733
  Cost of Products sold        86,077      79,773
  Gross profit                 52,318      50,960

<PAGE 19>
  Selling, general and
   administrative expense      41,657      39,215
  Depreciation and
    amortization                1,756       1,902
  Income from operations        8,905       9,843
  Interest expense             (4,402)     (4,387)
  Other income                    600         434
  Income (loss) before
    provision for income
    taxes                       5,103       5,890
  Provision for income
    taxes                       1,950       2,152

  Income from continuing
    operations                 $3,153      $3,738

Loss from discontinued
  operations:
Write-down of investment
  in subsidiary, net of            --          --
tax
Loss from discontinued
  operations, net of tax       (1,294)     (5,115)
Total loss from
  discontinued operations      (1,294)     (5,115)

  Net income (loss)            $1,859     ($1,377)

Income from continuing
  operations per share          $0.66       $0.79
Loss from discontinued
  operations per share          (0.27)      (1.08)

  Net income (loss) per
    share                       $0.39      ($0.29)

Weighted average shares
  outstanding               4,745,014   4,743,938


<PAGE 20>

Balance Sheet Data:
  Working capital             $65,452     $64,623
  Total assets                 97,819      97,602
  Long-term debt and
    capital lease
    obligations,
    excluding current
    maturities                 40,893      41,368
  Stockholders' equity         33,499      31,640

(1)  On  July  24,  1997,  Autoworks filed for  protection  under
     Chapter  11  of  the  United  States  Bankruptcy  Code.   In
     connection with the filing, the Company recorded  a  onetime after  tax charge of $18.8 million and restated all  of  its financial  statements to reflect Autoworks as a discontinued
     business.    (See  Note  2  to  the  Company's  Consolidated
     Financial Statements included in Item 8 of this Report.)


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

The discussion contained in this Item 7 should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and accompanying notes elsewhere in this Form 10-K. In all periods discussed herein, the Company's fiscal year ended on September 30.

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

<PAGE 21>

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

In connection with the Autoworks Chapter 11 proceeding, the Company recorded a one-time charge of $26.5 million, before tax benefits of $7.7 million, during the third quarter of Fiscal 1997. Approximately $20 million of this charge was recorded to write-down the Company's investment in Autoworks to its net realizable value. The adjusted investment was substantially recovered as a result of the Autoworks' inventory and fixtures liquidation, the net proceeds of which were paid to Autoworks' secured creditors. The residual portion of the charge, approximately $6.5 million, represented reserves recorded to
cover   liabilities  the  Company had retained  with  respect  to
Autoworks.

Results of Operations

Fiscal Year 1999 Compared to Fiscal Year 1998

Net  Sales  for Fiscal 1999 decreased $2.5 million, or 1.9%  from the prior fiscal year, to $131.0 million. This decrease is attributable to net sales decreases of 3.3% at the direct distribution centers and 3.7% at the full-service distribution centers, partially offset by a net sales increase of 1.1% at the Advantage Auto Stores.

The Advantage Auto Stores net sales increase was the result of the acquisition of two former jobbing store customers and partially offset by the closing of five Advantage Auto Stores and a 1.8% decrease in comparable store sales. The Net Sales decreases in the direct distribution and full service distribution centers is attributable to the softness in the automotive aftermarket parts industry. This softness is the result of factors such as leasing, improved vehicle performance, warranties and increased competition in the industry. Sales on a comparable location basis declined by 1.8% in the Advantage Auto Stores, 3.3% in the direct distribution division and 3.7% in the full service distribution. Full service distribution decrease was compounded by the purchase of two jobbing customers that are now operated as Advantage Auto Stores.





<PAGE 22>

Gross Profit declined $1.7 million or 3.4% to $49.0 million in Fiscal 1999 from $50.7 million in the previous fiscal year. Gross profit decrease was due to the decline in net sales and the gross profit margin. Gross profit margin declined to 37.4% in Fiscal 1999 from 38.0% in Fiscal 1998.

Selling, general and administrative expenses decreased $547,000 from $44.1 million in Fiscal 1998 to $43.5 million, in the current fiscal year. This dollar decrease is generally due to a net reduction of three Advantage Auto Store locations. Due to the decrease in net sales the selling, general and administrative expense as a percentage of net sales increased to 33.2% in Fiscal 1999 from 33.0% for the Fiscal Year 1998.

Depreciation and amortization expense increased $173,000 from $1.6 million in Fiscal 1998 to $1.8 million in the Fiscal Year ending September 30, 1999. This increase is primarily attributable to negative goodwill being fully amortized in January of Fiscal Year 1999.

As a result of the factors discussed above, income from operations before interest and taxes for Fiscal 1999, decreased $1.4 million from $5.1 million or 3.8% of net sales in the prior fiscal year to $3.7 million or 2.8% of net sales in the current fiscal year.

Interest  expense  decreased $121,000  in  Fiscal  1999  to  $3.7 million from $3.8 million for Fiscal 1998. This decrease is attributable to slightly lower outstanding debt balances during the Fiscal Year 1999 as compared to Fiscal 1998.

In Fiscal 1999 the provision for income taxes on income was $151,000, an effective rate of 35.0%, as compared to $665,000, an effective rate of 39.0%, in 1998.

As a result of the factors discussed above, the Company had net income for Fiscal 1999 of $280,000 or $.06 per share as compared to $1.0 million or $.22 per share of net income for Fiscal 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

Net sales for Fiscal 1998 decreased $8.7 million, or 6.1%, from the prior fiscal year, to $133.5 million. The decrease is attributable to a decrease in net sales of 1.3% at the direct distribution centers, 7.0% at the full-service distribution centers and 6.9% at the Advantage Auto Stores. These decreases are generally attributable to softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles, warranted pre-owned vehicles and increased competition. Throughout the fiscal year the Company closed seven Advantage Auto Stores and opened five new locations which contributed to the

<PAGE 23>

net sales decline in the division. On a comparable location basis, direct distribution division sales increased 4.5% (excluding the Nu-Way Acquisition) while the full service distribution centers and Advantage Auto Stores sales declined 7.0% and 7.1%, respectively.

Gross profit from continuing operations for Fiscal 1998 was $50.7 million, or 38.0% of net sales, compared to $55.3 million, or 38.9% of net sales, for Fiscal 1997. The decrease in gross profit of $4.6 million, or 8.2%, was due to the decline in net sales.

Selling, general, and administrative expense from continuing operations decreased $2.6 million from $46.7 million in Fiscal 1997, to $44.1 million, in Fiscal 1998 but increased as a percentage of net sales from 32.8% to 33.0%. The decrease in the dollar amount is attributable to the Company's ongoing efforts to control expenses and the reductions relative to lower net sales, while the increase in the percentage was caused by lower net sales.

Depreciation and amortization expense from continuing operations decreased $403,000 from $2.0 million for Fiscal 1997 to $1.6 million for Fiscal 1998. This decrease was primarily attributable to a decrease in depreciation expense due to the utilization of operating leases rather than the purchase of fixed assets and to the write-off in 1997 of capitalized origination costs associated with the Company's prior credit facility (which was replaced by the Company's current credit facility) that were being amortized over the term of the prior facility.

Income from continuing operations before interest and taxes for Fiscal 1998 decreased $1.5 million from $6.6 million, or 4.6% of net sales in Fiscal 1997, to $5.1 million, or 3.8% of net sales in Fiscal 1998 as a result of the factors discussed above.

Interest expense from continuing operations decreased $900,000 in Fiscal 1998 to $3.8 million compared to $4.7 million for the previous year. This decrease is attributable to lower average debt balances outstanding in Fiscal 1998.

The Fiscal 1998 provision for income taxes on income from continuing operations was $665,000, an effective rate of 39.0%, as compared to $1.0 million, an effective rate of 38.9%, in Fiscal 1997. The effective rate in both years differs from the Federal rate of 34% primarily due to state income taxes.

As a result of the factors discussed above, for Fiscal 1998, the Company had income from continuing operations of $1.0 million, or $.22 per share, as compared to income from continuing operations in Fiscal 1997 of $1.6 million, or $.34 per share. In addition, during Fiscal 1997, taking into account the now discontinued
<PAGE 24>
AutoworkS  operations, the Company incurred a net loss  of  $21.1 million, or $4.45 a share. This net loss was primarily attributed to the one-time charge relative to Autoworks of $18.8 million, net of tax, and losses from discontinued operations for the first nine months of the fiscal year of $3.9 million, net of tax.

Liquidity and Capital Resources

The  Company's principal sources of liquidity for its operational
and   capital   requirements  are  internally  generated   funds,
borrowings   under   its  revolving  credit   facility,   leasing
arrangements and extended terms from vendors.

During Fiscal 1999, 1998 and 1997, operating activities provided net cash of $300,000, $2.4 million and $1.0 million, respectively, including non-cash items for depreciation and bad debt of $1.9 million, $2.1 million and $3.2 million, respectively.

During Fiscal 1999, 1998 and 1997, investing activities consisted mainly of routine capital expenditures for delivery vehicles, computer equipment, and store and warehouse fixtures. Capital expenditures for continuing operations were $800,000, $300,000 and $1.1 million, respectively. Excluding acquisitions, the Company expects to make capital expenditures of approximately $800,000 in Fiscal 2000.

Financing  activities  during  Fiscal  1999  generated  cash   of
approximately $300,000 and in Fiscal 1998 and 1997 financing activities consumed $2.5 million and $5.5 million, respectively. The cash generated in 1999 was primarily the result of the financing of capital asset expenditures, while long-term debt payments were offset by increased borrowings on the line of credit. During Fiscal 1999, Michael Futerman and Eli Futerman deferred principal payments due from the Company under the subordinated notes in the original principal amount of $2,150,000. As a result, in Fiscal 1999, the Company made interest payments only on the subordinated notes. Funds consumed during Fiscal 1998 and Fiscal 1997 reflect payments on long-term debt and a reduction of net borrowings under the Company's credit facilities.

In connection with the Autoworks Chapter 11 proceeding, the Company recorded a one-time charge of $26.5 million, before tax benefits of $7.7 million, during the third quarter of Fiscal 1997. Approximately $20 million of this charge was recorded to write-down the Company's investment in Autoworks to its net realizable value. The adjusted investment was subsequently recovered as a result of the Autoworks inventory and fixtures liquidation. The residual portion of the charge, approximately $6.5 million, represented reserves recorded to cover liabilities the Company had retained with respect to Autoworks. At September 30, 1999, the

<PAGE 25>

Company had a $1.3 million reserve and the Company believes that it is adequately reserved for the remaining exposures it faces for Autoworks liabilities, including the settlement agreement discussed below.

On October 22, 1997, the Company entered into a Loan and Security Agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), which matures on October 22, 2002. The facility provides for, among other things, a revolving credit facility with $50 million in maximum availability subject, however, to borrowing base restrictions, and a $2.5 million term loan, a $3.5 million supplemental availability line and a $2.0 million letter of credit sub-facility. The proceeds of the initial borrowing under the credit facility, approximately $36.0 million, were used to repay all amounts outstanding under the previous credit agreement and Senior Secured Notes. The obligations of the Company under the credit facility are secured by a first priority security interest on substantially all present and future assets of the Company and are guaranteed up to a maximum amount of $2.5 million by the estate of Michael Futerman, an officer, director and the principal shareholder of the Company. Secured mortgages on certain real estate were pledged as collateral guarantees by Michael Futerman. These obligations are now guaranteed by the Estate of Michael Futerman, as Mr. Futerman passed away on August 23, 1999. The credit facility contains restrictive covenants, including, without limitation, restrictions on changes in character of the business, mergers, sales or transfers of assets, acquisitions, capital expenditures, liens, indebtedness, restricted payments or repurchases of other indebtedness, dividends and transactions with affiliates. (See Note 5 to
Company's Consolidated Financial Statements.) As of September, 1999, the Company and Fleet Capital signed an amendment to the credit facility pursuant to which the Company is required to meet a fixed charge coverage ratio of .50 for the first three quarters and .7 for the fourth quarter of Fiscal 2000, which will be measured on a rolling twelve month basis. As of December 10, 1999, the Company had an outstanding balance of $37.1 million under the credit facility, with availability of an additional $1.4 million due to borrowing base restrictions, and was in compliance with all financial covenants.

In the Autoworks Chapter 11 proceeding, the Official Unsecured Creditors Committee ("Committee") had indicated that it may pursue certain claims against the Company. On April 22, 1998, a Settlement Agreement and Release was negotiated between the Company and the Committee. Under the Settlement Agreement and Release, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the Autoworks bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1.6 million by June 15, 2002. The bankruptcy court approved the

<PAGE 26>

Settlement  Agreement and Release by order dated June  18,  1998.
The Company made the payments due under the Settlement Agreement and Release in the amount of $320,000 on July 1, 1999 and July 1, 1998.

In June, 1999, the Company and the Committee entered into a further settlement, pursuant to which the Company would continue to maintain ownership of Autoworks following the approval of the Plan of Reorganization, and the Company would make an additional payment to the Bankruptcy Estate in the amount of $100,000 in three (3) equal annual installments, without interest. The first of the three payments is due June 15, 2000.

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

The Company anticipates that its sources of cash flow will provide sufficient working capital to operate its business, make expected capital expenditures and meet its other short-term and longer-term liquidity needs at least through the end of Fiscal 2000.

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

The Company developed a Year 2000 plan to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various distribution and administrative activities (utilizing embedded chips or software), would be Year 2000 compliant and operational. The plan addressed all of the Company's locations and included a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also included an assessment process to determine that the Company's significant customers and suppliers ("Third-Party Activities") would also be Year 2000 compliant.





<PAGE 27>

The Company's plan to resolve the Year 2000 issue included four major phases - assessment, remediation, testing, and implementation. The Company has completed all phases of its plan for significant information technology and operating equipment that it believes would be affected by the Year 2000 issue. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its information technology systems. The Company also has determined that certain of its operating equipment would also require modifications to make certain they remain operational.

As of November 30, 1999 the remediation of operating equipment has been substantially completed. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment has been substantially completed.

As of November 30, 1999, the Company has not identified any Information Technology ("IT") or non-IT system that presents a material risk of not being Year 2000 ready or for which a suitable alternative could not be implemented. It is possible that the Company may identify potential risks of Year 2000 disruption in the future. It is also possible that such a disruption could have a material adverse effect on the Company's financial condition and results of operations. The Company has modified or replaced certain time-sensitive software programs and other date sensitive devices to avoid a potential inability to process transactions or engage in other normal business activities. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside the Company's control will be Y2K compliant. The failure by such entities to be Y2K compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could decrease the use of the Internet or prevent users from accessing the Company's iAutoparts.com website, all of which together or in combination could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

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

<PAGE 28>

Software modification to the Company's mainframe computer system has been completed and tested. All vendor supplied upgrades have been implemented and tested. There will be no expense to the Company, as modified Year 2000 software is a part of the Company's software maintenance agreement. Personnel expenses were incurred for the implementation and testing phases.

Substantially all of the Company owned remote store systems have been upgraded with modified Year 2000 software without cost to the Company, as these costs are also covered under the software maintenance agreement for these systems. Personnel and implementation expenses were incurred for these upgrades.

The Company utilized both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company has substantially completed the Year 2000 project including remediation, testing and implementation. The Company's total cost to address the Year 2000 issue is estimated at $150,000 and is being funded through operating cash flow. The elements of such costs are as follows:

                 Amounts in Thousands of Dollars


                       Incurred
                       Through          Costs Yet
                    September  30,        to be            Total
                        1999              Incurred         Cost

Capital expenditures
 related to new
 systems and equipment   $67                 $33            $100

Operating expenses
 related to
 modifications of
 existing systems
 and equipment           $17                 $33             $50

Total capital and
 expense                 $84                 $66            $150

There can be no guarantee that the Company will not experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties that were not identified in the original plan. Contingency plans have been completed to attempt to mitigate the extent of any such potential disruption to business operations.




<PAGE 29>

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

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K which are not historical facts, including but not limited to (i) anticipated trends in the Company's business and the automotive replacement parts industry, (ii) the sufficiency of cash to fund the Company's debt service requirements and working capital needs
(iii) certain statements found under the captions "Results of Operations", "Liquidity and Capital Resources" and "Year 2000", are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended; such statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. The actual results of the future events described in the forward-looking statements in this Form 10-K could materially differ from those contemplated in the forward-looking statements in this Form 10-K. In addition to the risks and uncertainties of ordinary business operations, some of the factors that could cause actual results to differ materially are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other public reports and filings and public statements from time to time and (iii) set forth below:

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

<PAGE 30>

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

<PAGE 31>

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

      5. The Company's past success has been largely dependent on certain key personnel of the Company, including Eli N. Futerman and Daniel J. Chessin. The loss of the services of these individuals could have a material adverse impact on the Company's business and results of operations. Additionally, in order to implement and manage its growth strategy, the Company will be dependent upon its ability to continue to attract and retain qualified personnel. There can be no assurance that the Company will be able to continue to secure or retain such personnel.

      6. The Company is a defendant in various lawsuits. There can be no assurance that the Company will prevail in any of these lawsuits. To the extent that the Company sustains losses growing out of any pending litigation which are presently not reserved or otherwise provided for, its earnings and liquidity could be materially adversely affected.

     7. The failure of the Company or its material suppliers to effectively address Year 2000 issues could materially adversely effect its future earnings and liquidity.

      8. Other risks and uncertainties which may affect actual results include, but are not limited to, failure of the auto parts e-commerce industry to develop at anticipated rates, failure of the Company's e-commerce products and services to gain significant market acceptance, competition, the ability of the Company to protect its proprietary rights, the continued development and

<PAGE 32>

viability of the Internet and e-commerce and the volatility of stock prices of Internet-focused companies, and Hahn Automotive
Warehouse, Inc., in particular, and the traffic and usage levels of the iAutoparts web site.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

The Company holds a zero coupon bond to secure certain self-insured claims. The fair market value of such bond was approximately $685,000 as of September 30, 1999. See Note 3 to the Company's Consolidated Financial Statements included in this Report. The value of the bond tends to fluctuate with market interest rate movements. The Company does not believe that the security is material to the Company's financial position, results of operation or cash flows.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   financial  statements  and  supplementary  financial   data
required by this Item 8 are listed at Part IV, Item 14 and are filed herewith immediately following the signature page hereto.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

                              PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 shall be included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 2000, and the appropriate information therefrom is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information required under this Item 11 shall be included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 2000, and the appropriate information therefrom is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

<PAGE 33>

The information required under this Item 12 shall be included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 2000, and the appropriate information therefrom is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item 13 shall be included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January 28, 2000, and the appropriate information therefrom is incorporated herein by reference.

                             PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)    List of documents filed.

(1)    Financial Statements:

          Report of Independent Accountants

          Balance Sheets at September 30, 1999, and 1998

          Statements of Operations for the Years Ended
          September 30, 1999, 1998 and 1997

          Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998
          and 1997

          Statements of Cash Flows for the Years Ended
          September 30, 1999, 1998 and 1997

          Notes to Financial Statements

(2)    Financial Statement Schedule

          Report of Independent Accountants on Financial
          Statement Schedule

          Schedule II Valuation and Qualifying Account Reserves for the Years Ended September 30, 1999, 1998 and 1997





<PAGE 34>

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

                           HAHN AUTOMOTIVE WAREHOUSE, INC.


Date: December 15, 1999    By: *S// Eli N. Futerman
                           Eli N. Futerman,
                           President and Chief Executive Officer
                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: December 15, 1999    *S//  Eli N. Futerman
                           Eli N. Futerman, Director


Date: December 15, 1999    *S// Peter J. Adamski
                           Peter J. Adamski
                           Vice President - Finance
                           and Chief Financial Officer
                           (Principal Financial Officer)


Date: December 15, 1999    *S// Daniel J. Chessin
                           Daniel J. Chessin, Director


Date: December 15, 1999    *S// Stephen B. Ashley
                           Stephen B. Ashley, Director


Date: December 15, 1999    *S// William A. Buckingham
                           William A. Buckingham, Director


Date: December 15, 1999    *S// Robert I. Israel
                           Robert I. Israel, Director
<PAGE 35>

Date: December 15, 1999    *E. Philip Saunders
                           E. Philip Saunders, Director


* By: S// Eli N. Futerman
       Eli N. Futerman, Attorney-in-Fact


               SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.





                 FINANCIAL STATEMENTS AND SCHEDULES

                         September 30, 1999





                         FORMING A PART OF
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934







                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.

Hahn Automotive Warehouse, Inc. and Subsidiaries
Index To Consolidated Financial Statements
September 30, 1999


     Report of Independent Accountants

     Consolidated Balance Sheets at September 30, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended
     September 30, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

<PAGE 36>

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Report of Independent Accountants on Financial Statement
     Schedules

     Schedule II - Valuation and Qualifying Account Reserves


                Report of Independent Accountants


To the Board of Directors and Stockholders of Hahn Automotive Warehouse, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hahn Automotive Warehouse, Inc. and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the three fiscal years ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Rochester, New York
November 23, 1999


Hahn Automotive Warehouse, Inc. and
              Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

<PAGE 37>
                                                 September
                                                     30,
                                              1999         1998
                 Assets
Current Assets:
  Cash                                            $81        $329
  Marketable securities                           685         789
  Trade receivables, net of allowance for
    doubtful accounts of $2,015 in 1999
    and $2,719 in 1998                         17,577      15,595
  Inventory                                    44,501      44,037
  Other current assets                          3,009       2,567
    Total current assets                       65,853      63,317

Property, equipment and leasehold
  improvements, net                             6,892       7,613
Other assets                                    6,978       7,381
                                              $79,723     $78,311
  Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of long-term debt and
    capital lease obligations                  $1,541      $2,096
  Accounts payable                             12,377      10,718
  Compensation related liabilities              1,673       1,758
  Discontinued operations                         604       1,142
  Other accrued expenses                        4,271       4,391
    Total current liabilities                  20,466      20,105

Obligations under credit facility              36,611      35,190
Notes payable-officers and affiliates           1,736       1,843
Other long-term debt                            1,704       1,810
Capital lease obligations                       3,196       3,564
Other liabilities                               2,237       2,238
Stockholders' equity:
  Common stock (par value $.01 per share;
    authorized 20,000,000 shares; issued
    and outstanding 4,745,014 in 1999
    and 1998)                                      47          47
Additional paid-in capital                     25,975      25,975
Retained deficit                              (12,339)    (12,619)
Accumulated other comprehensive income:
  Unrealized gain on marketable
<PAGE 38>
    securities, net of deferred taxes              90         158
    Total stockholders' equity                 13,773      13,561
                                              $79,723     $78,311

The accompanying notes are an integral
part of the financial statements.


Hahn Automotive Warehouse, Inc. and
           Subsidiaries
    Consolidated Statements of
            Operations
(In thousands, except share and per share data)

                                            For the
                                          Years Ended
                                           September
                                               30,
                                        1999          1998
Net sales                              $130,998       $133,503
Cost of product sold                     82,002         82,778
  Gross profit                           48,996         50,725

Selling, general and administrative
  expense                                43,512         44,059
Depreciation and amortization             1,775          1,602
  Income from operations                  3,709          5,064

Interest expense                         (3,650)        (3,771)
Other income                                372            411
  Income before provision for
    income taxes                            431          1,704

Provision for income taxes                  151            665
  Income from continuing operations         280          1,039

Loss from discontinued operations:
Write-down of investment in
  subsidiaries, net of taxes                 --             --
Loss from discontinued operations,
  net of tax                                 --             --

<PAGE 39>

Total loss from discontinued
  operations                                 --             --
  Net income (loss)                        $280         $1,039

Income from continuing operations
  per share                               $0.06          $0.22
Loss from discontinued operations
  per share                                  --             --
  Net income (loss) per share             $0.06          $0.22

Weighted average shares outstanding   4,745,014      4,745,014

The accompanying notes are an integral part of the financial statements.


Hahn Automotive Warehouse, Inc. and
           Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                       For the
                                        Year
                                        Ended
                                        1997
Net sales                              $142,242
Cost of product sold                     86,967
  Gross profit                           55,275

Selling, general and administrative
  expense                                46,717
Depreciation and amortization             2,005
  Income from operations                  6,553

Interest expense                         (4,670)
Other income                                719
  Income before provision for
<PAGE 40>
    income taxes                          2,602

Provision for income taxes                1,011
  Income from continuing operations       1,591

Loss from discontinued operations:
Write-down of investment in
  subsidiaries, net of taxes            (18,789)
Loss from discontinued operations,
  net of tax                             (3,937)
Total loss from discontinued
  operations                            (22,726)
  Net income (loss)                    ($21,135)

Income from continuing operations
  per share                               $0.34
Loss from discontinued operations
  per share                              ($4.79)
  Net income (loss) per share            ($4.45)

Weighted average shares outstanding   4,745,014

The accompanying notes are an integral
part of the financial statements.



Hahn Automotive Warehouse, Inc.
   and Subsidiaries
Consolidated Statements of Change
in Stockholders' Equity
  (In thousands, except share and per share data)


                             Common                    Additional
                              Stock                    Paid-In
                             Shares        Amount      Capital
Balance at
  September 30, 1996         4,562,513           $46     $24,607


<PAGE 41>

     Net loss

    Stock dividend             182,501             1       1,368

Balance at
  September 30, 1997         4,745,014           $47     $25,975

Components of
Comprehensive Income:
  Net Income
  Unrealized gain
    on investment

Total Comprehensive Income

Balance at
  September 30, 1998         4,745,014           $47     $25,975

Components of Comprehensive
  Income:
  Net Income
  Unrealized loss
      on investment

Total Comprehensive Income

Balance at
  September 30, 1999         4,745,014           $47     $25,975

The accompanying notes are an integral part of the financial statements.


Hahn Automotive Warehouse, Inc.
   and Subsidiaries
Consolidated Statements of
 Changes in Stockholders' Equity
(In thousands, except share and per share data)


<PAGE 42>
                                        Accumulated
                                           Other
                            Retained   Comprehensive
                            Earnings       Income       Total
Balance at
  September 30, 1996            $8,846                   $33,499

    Net loss                   (21,135)                  (21,135)

    Stock dividend              (1,369)

Balance at
  September 30, 1997          ($13,658)                  $12,364

Components of
Comprehensive
  Income:
    Net Income                   1,039                     1,039
    Unrealized gain
      on investment                             $158         158

Total Comprehensive Income                                 1,197

Balance at
  September 30, 1998          ($12,619)         $158     $14,758

Components of
Comprehensive
  Income:
    Net Income                     280                       280
    Unrealized loss
      on investment                              (68)        (68)

Total Comprehensive Income                                   212

Balance at
  September 30, 1999          ($12,339)          $90     $13,773

The accompanying notes are an integral part of the financial statements.

<PAGE 43>



 Hahn Automotive Warehouse, Inc.
     and Subsidiaries
 Consolidated Statements of Cash Flow
 (In thousands, except share and per share data)

                                             For the
                                              Years
                                               Ended
                                            September 30,
                                     1999      1998      1997
Cash Flows from operating
  activities:
  Net income from continuing
    operations                         $280    $1,039     $1,591
  Items to reconcile net income
    to cash provided by operating
    activities:

    Depreciation and amortization     1,775     1,602      2,005
    Provision for doubtful
      accounts                          142       453      1,176
    Loss from discontinued
      operations, before
      non-cash items                     --        --     (3,103)
  Change in assets and
    liabilities:
    Trade receivables                (2,124)      947     (1,119)
    Inventory                          (464)   (1,521)     1,020
    Other assets                       (260)    1,983     (3,901)
    Accounts payable and
      other accruals                    951    (2,058)       232
    Net assets of discontinued
      operations                         --        --      9,243
      Net cash provided by
        operating activities            300     2,445      7,144


<PAGE 44>

Cash flows from investing
  activities:
  Additions to property,
    equipment and leasehold
    improvements, net                  (833)     (279)    (1,067)
    Net cash used in investing
      activities                       (833)     (279)    (1,067)

Cash flows from financing
  activities:
  Net borrowings under
    line of credit                    1,965      (996)    (1,433)
  Proceeds from long-term
    debt and demand notes               544     6,119         89
  Payment of long-term
    debt and demand notes            (1,737)   (6,555)    (3,501)
  Payment of notes payable -
    officers and affiliates            (149)     (711)      (237)
  Payment of capital lease
    obligations                        (338)     (326)      (442)
    Net cash provided by
      (used in) financing
      activities                        285    (2,469)    (5,524)

Net (decrease) increase
  in cash                              (248)     (303)       553
Cash at beginning of year               329       632         79
Cash at end of year                     $81      $329       $632

Supplemental disclosures
  of cash flow information:
  Cash paid during the year
    for:
    Interest                         $3,656    $3,916     $4,689
    Income taxes                        $72       $95       $297

Supplemental disclosure of
  non-cash investing
  activities:
  Debt issued in connection
    with acquisitions                  $137        --     $1,900
<PAGE 45>
Supplemental disclosure of
  non-cash financing
  activities:
  Issuance of 182,501 shares
    of common stock in
    conjunction with the 4%
    stock dividend in fiscal
    1997                                 --        --     $1,369

  In January, 1998 the company
    renewed capital lease
    agreements relating to the
    Rental of Distribution
    Centers                              --    $3,768         --

The accompanying notes are an integral part of the financial statements.



Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)
September 30, 1999

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





<PAGE 46>

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

   Inventory

    Inventory consists primarily of automotive replacement parts and accessories and is stated at the lower of cost, on a last-in, first-out ("LIFO") basis, or market. The replacement cost of the inventory exceeded the LIFO value by approximately $2,992 and $3,179 at September 30, 1999 and 1998, respectively.

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

   Intangible Assets

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





<PAGE 47>
   Advertising

   Advertising expenses are charged to operations during the year in which they are incurred and were approximately $702, $786 and $1,128 for the years ended September 30, 1999, 1998 and 1997, respectively.

   Comprehensive Income

    During Fiscal Year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains (losses) on investments held as available-for-sale and is presented in the Consolidated Statements of Changes in Stockholders' Equity. The adoption of SFAS No. 130 has no impact on total stockholders' equity.

   Income Taxes

    The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

   Net Income Per Share

    The Company has adopted SFAS No. 128, "Earnings Per Share", which was issued by the Financial Accounting Standards Board in 1997. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The adoption of SFAS No. 128 had no effect on EPS reported in prior periods.

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


<PAGE 48>

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

   Reclassifications

   Certain reclassifications of fiscal 1998 and 1997 financial statements and related footnote amounts have been made to conform to the fiscal 1999 presentation.

2.   Discontinued Operations

    In the third quarter of Fiscal 1997, the Company made the decision to exit the Autoworks, Inc. ("Autoworks") retail business. On July 24, 1997, the Company's retail subsidiary,
Autoworks, filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Western District of New York to assure orderly administration of Autoworks' assets and liabilities. Since the Chapter 11 filing, Autoworks has operated as a debtor-in-possession while its assets are being liquidated, and its debts repaid and restructured. As a result, the Company has deconsolidated, and classified as a discontinued operation, the Autoworks' subsidiary, which was accounted for on the liquidation basis of accounting, effective July 24, 1997. The consolidated financial statements presented herein (including all prior periods' statements which have been restated) reflect all discontinued operations separately from continuing operations.






<PAGE 49>

    The Company recorded a provision of $18,789, net of tax, in the third quarter of Fiscal 1997, for the loss expected on the divestment of the Autoworks retail business. This provision included the write down of the Company's investment in Autoworks to its net realizable value and a reserve for obligations for which the Company is jointly liable with Autoworks, including self-insured exposures and certain real-estate and equipment leases guaranteed by the Company.

3. Marketable Security

   The  marketable security held at September 30, 1999  and  1998 is classified as available-for-sale and is summarized as follows:

                               Market  Unrealized
                        Cost   Value      Gain

   September 30, 1999

   Debt security:
     Zero Coupon Bond   $550    $685   $     135

   September 30, 1998

   Debt security:
     Zero Coupon Bond   $550    $789   $     239

4. Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements consist of the following:

                                   September 30,    Useful Lives
                                   1999      1998      (Years)

  Land                             $   25   $   25        -
  Buildings                           880      880     10 - 30
  Buildings under
   capitalized leases               4,422    4,422       10
  Leasehold improvements            2,251    2,227       10
  Computer equipment                2,484    2,103        6
  Furniture and fixtures            4,314    4,343        8
  Vehicles                          2,996    3,084      4 - 5
                                      17,372   17,084



<PAGE 50>

        Less - Accumulated
         depreciation and
         amortization                 10,480    9,471

                                      $6,892   $7,613

   Depreciation and amortization expense related to property, equipment and leasehold improvements for the years ended
   September 30, 1999, 1998 and 1997 was approximately $1,554, $1,440 and $1,614, respectively. Included in accumulated depreciation and amortization at September 30, 1999 and 1998 was approximately $1,115 and $673, respectively, of accumulated amortization on capital leases.

5. Long-Term Debt

   Long-term debt includes the following:

                                    September 30,
                                      1999      1998

   Credit Facility Agreement       $  37,113  $ 36,566
   Notes payable-officers and
    affiliates                         1,843     1,993
   Other long-term debt                2,264     2,038

                                      41,220    40,597
      Less - Current portion           1,169     2,468

                                   $  40,051  $ 38,129

   The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50,000. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.4% and 8.25%, respectively, at September 30, 1999.









<PAGE 51>

   The Credit Facility Agreement is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company obtained waivers for all covenant violations during Fiscal 1999.

   The Company has outstanding promissory notes ("Notes") with the former Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company, in the aggregate amount of $2,150. The Notes, which are due in October, 2003, bear interest which is payable monthly, at the annual rate of 12%. The remaining balance of notes payable due to officers and affiliates is comprised of a number of notes to related parties with varying terms. The Company is also subject to a number of other debt agreements, including mortgages, which comprise the balance of long-term debt.

   Annual maturities of long-term debt for subsequent fiscal years are approximately: 2000 - $1,169; 2001 - $785; 2002 -
   $1,578; 2003 - $36,060; 2004 - $44 and thereafter - $1,584.

6. Commitments and Contingencies

   Leases
   The  Company  leases certain facilities from related  parties.
   These leases have been accounted for as capital leases under SFAS No. 13.

   Payments made for capital leases amounted to $683, $540 and $527 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

   The Company also leases warehouse and jobber facilities under noncancellable operating lease agreements, which expire through 2008. Most of these operating leases include provisions for rent escalations and increases in operating expenses (real estate taxes, insurance and maintenance). Rent expense related to all facility operating leases totaled approximately $2,850, $2,911 and $2,792, which included approximately $1,423, $1,616 and $1,381 of payments to related parties for the years ended September 30, 1999, 1998 and 1997, respectively.

   In addition, the Company leases various equipment under noncancellable operating lease agreements expiring through 2005. Rent expense related to all equipment operating leases totaled approximately $267, $460 and $519, for the years ended September 30, 1999, 1998 and 1997, respectively.
<PAGE 52>
   Future minimum rental payments under noncancellable leases for fiscal years subsequent to September 30, 1999 are as follows:

                              Capital
                              Leases     Operating Leases
                              Related    Related
                              Parties    Parties     Other

   2000                         $683  $   1,378  $   1,382
   2001                          683      1,323        894
   2002                          575      1,073        476
   2003                          575        921        304
   2004                          575        596         91
   Thereafter                  1,973         23         17

                           $   5,064  $   5,314  $   3,164

       Less - Interest         1,496

                               3,568

       Less - Current portion    372

       Long-term portion      $3,196

   Contingencies

   The Company is a defendant in certain lawsuits which have arisen in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Accordingly, no provision for loss has been made in the financial statements related to these matters.

   Uncertainties Related to the Bankruptcy of Autoworks
   On   April  22,  1998,  a  Settlement  Agreement  and  Release
   ("Settlement Agreement") was negotiated between the Company and the Official Unsecured Creditors' Committee ("Committee"). Under the Settlement Agreement, the Committee agreed to release the Company from all claims in exchange for the Company's payment to the Autoworks bankruptcy estate of up to a maximum of $2.0 million over five years. If certain payments are made in a timely manner, the Company will pay less than $2.0 million, but not less than $1. 6 million by June 15, 2002. Such amounts are appropriately reserved for. The bankruptcy court approved the Settlement Agreement by

<PAGE 53>

   court order dated June 18, 1998. The Settlement Agreement was thereafter signed by all parties and the Company made the first payment to the Autoworks bankruptcy estate in the amount of $320,000 on July 1, 1998, and the second payment in the amount of $320,000 on July 1, 1999. On November 18, 1999, the Company agreed to a modification of the Settlement Agreement that will increase the required annual payments to $353,333 on June 15, 2000, June 15, 2001 and June 15, 2002.

7. Income Taxes

   Income tax expense (benefit) is comprised of the following for the years ended September 30:

                                         1999    1998      1997
   Continuig operations:
    Current
     Federal                            $ 469   $ (42)     $ 1,423
     State                                 20      33          315
                                          489      (9)       1,738
    Deferred:                            (338)    674         (727)
     Total provision for income tax
      from continuing operations          151     665        1,011

   Discontinued operations:
    Current                                 -       -       (3,923)
    Deferred                                -       -       (4,027)
     Total benefit from income
      taxes from discontinued
      operations                            -       -       (7,950)

   Total provision for (benefit from)
    income taxes                        $ 151   $ 665      $(6,939)

   Temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                        1999       1998
   Accounts receivable                $  470     $1,204
   Inventory                            (993)    (1,070)
   Accrued liabilities                 1,448        858
   Deferred compensation                 174        156
   Other                                 141        115

   Net operating loss carryforward     2,679      2,317

       Net deferred tax asset         $3,918     $3,580

<PAGE 54>

   The  Company believes it will have adequate future  income  to
   offset  all  deferred  tax assets.   The  net  operating  loss
   carryforwards are available to use through 2019.

   Actual  tax  expense  differs from the  expected  tax  expense computed  by  applying the Federal statutory  rate  to  income
   from   continuing   operations   before   income   taxes   due
   principally to state income taxes.

8. Employee Retirement Plan

   The Company has a 401(k) profit sharing plan for all eligible employees. Under the plan, employees are entitled to contribute up to 15% of their base salary, and the Company will match up to 15% of the employee's contributions. The Company may also make a discretionary contribution at year end. The Company's matching contribution under the plan will be approximately $105 for the Fiscal Year ended September 30, 1999, and was $99 and $108 for the years ended September 30, 1998 and 1997, respectively.

9. Net Income Per Share

   Net income per share was calculated as follows for the fiscal years ended September 30:

                                1999        1998        1997
 Basic and Diluted Earnings

  Per Share

 Basic and Diluted Shares
  Outstanding:
  Weighted average number
   of shares outstanding    4,745,014   4,745,014    4,745,014

 Net Income                 $     280   $   1,039    $ (21,135)

 Basic and Diluted EPS      $     .06   $     .22    $   (4.45)

   The  potential  exercise  of  outstanding  stock  options   of
   419,258,  550,450 and 560,329 at September 30, 1999, 1998  and
   1997, respectively, has not been included in the calculation of diluted EPS since the effect would be antidilutive.

10.Stockholders' Equity and Stock Options

   On March 15, 1997, the Board of Directors declared a 4% stock dividend on the Company's common stock, which was distributed
   May 1, 1997 to stockholders of record as of April 10, 1997.

<PAGE 55>

   Accordingly,  amounts equal to the fair market  value  of  the
   additional  shares  issued  have  been  charged  to   retained
   earnings and credited to common stock and additional paid-in capital at September 30, 1997.

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

   The following table summarizes the Company's stock option transactions:

                                           Option Price
                                              Range
                              Shares        Per Share

   Options outstanding
    October 1, 1996           461,354     8.50 to 30.69
    Exercised                    -             -
    Expired                   (11,899)    8.00 to 13.50
    Granted                    89,250     7.50 to 8.00
    Stock Dividend             21,624     7.50 to 30.69

   Options outstanding
    September 30, 1997        560,329     7.50 to 30.69
    Exercised                    -              -
    Expired                   (65,649)    6.00 to 15.25
    Granted                    55,770     6.00 to 6.25

   Options outstanding
    September 30, 1998        550,450     6.00 to 30.69
    Exercised                    -             -
    Expired                  (176,192)    6.00 to 30.69
    Granted                    45,000     2.25 to 3.50

   Options outstanding
    September 30, 1999        419,258    $2.25 to $13.75

<PAGE 56>

   Options exercisable at
    September 30, 1999        334,439    $3.50 to $13.75

   Included in exercisable options at September 30, 1998 are 140,608 options reserved for sale to the President and Chief Executive Officer of the Company, which expired during 1999. These options became exercisable annually beginning April 29, 1997 at option prices ranging from $17.33 to $30.69.

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

   Pro  forma  income  and  income  per  share  information,   as
   required by SFAS No. 123, has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively:

                                          1999           1998

Dividend yields                            0%              0%
Volatility factors of the expected
 market price of the Company's
 common stock                          75.34%           30.88%
Expected option life                  5 years          5 years
Interest rate on the date of the
 grant, with the maturity equal
 to the expected term                4.56% - 4.60%  5.49% - 5.99%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The weighted average exercise price of options outstanding was $7.44 and $7.98 at September 30, 1999 and 1998, respectively. The weighted average fair value of options granted in Fiscal 1999 was $2.94 for both options whose stock price on the date of the grant equaled the exercise price and options whose stock price on the date of the grant was less than the exercise

<PAGE 57>

   price. The weighted average fair value of options granted in 1998 was $5.88 for options whose stock price on the date of grant equaled the exercise price. The pro forma compensation expense the Company would have recognized was $132, $274 and $76 in 1999, 1998 and 1997, respectively. The Company's pro forma information is as follows:

                               1999    1998      1997

   Pro forma income from     $ 194   $ 872    $ 1,543
    continuing operations
   Pro forma income from
    continuing operations
    per share                $ .04   $ .18    $   .33

   This disclosure is not likely to be representative of the effects on reported income for future years, since options fully vest over three years and additional options have historically been granted each year.

11.Business Segment Information

   Effective September 30, 1999, the Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. Comparative information for earlier years has been restated. Restatement of comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company reports its operating results in two segments: direct distribution and full service distribution. Segment selection was based on internal organizational structure, the way in which the operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.

   Information  concerning the Company's  Business  Segments  for
   fiscal  1999,  1998  and  1997  is  as  follows  (dollars   in
   thousands):


<PAGE 58>
                                  1999        1998        1997

Net Sales to Customers
    Full Service Distribution   $111,744   $113,584      $122,052
    Direct Distribution           19,254     19,919        20,190
  Total Net Sales to            $130,998   $133,503      $142,242
Customers

Operating Income
    Full Service Distribution     $3,243     $4,388        $5,565
    Direct Distribution              466        676           988
  Total Operating Profit          $3,709     $5,064        $6,553
Interest Expense                  (3,650)    (3,771)       (4,670)
Other Income                         372        411           719
Consolidated Pre Tax Income         $431     $1,704        $2,602

Identifiable Assets
    Full Service Distribution    $73,152    $72,383       $72,513
    Direct Distribution            6,571      5,928         5,279
  Total Identifiable Assets      $79,723    $78,311       $77,792

Capital Expenditures
    Full Service Distribution       $846       $406        $1,125
    Direct Distribution               20         38            29
  Total Capital Expenditure         $866       $444        $1,154

Depreciation and Amortization
    Full Service Distribution     $1,584     $1,417        $1,822
    Direct Distribution              191        185           183
  Total Depreciation and
    Amortization                  $1,775     $1,602        $2,005

12.Quarterly Financial Data

   The   following  tables  set  forth  the  unaudited  quarterly
   results of continuing operations for each of the fiscal quarters in the years ended September 30, 1999 and 1998:

                         Dec. 31    Mar. 31    June 30
   Fiscal
     1999

Net sales                $29,869    $32,347    $35,044

    Gross profit         $11,385    $11,914    $12,871

<PAGE 59>

      Net Income           ($268)      ($67)      $293

      Net income per share($0.06)    ($0.01)     $0.06

   Fiscal 1998

Net sales                $31,539    $32,313    $35,808

    Gross profit         $12,129    $12,034    $13,154

      Net income             $77        $76       $410

      Net income per share $0.02      $0.02      $0.09


  (a) The sum of quarterly amounts do not equal the fiscal year amount due to rounding.


                         Sept. 30     Year
   Fiscal 1999

Net sales                $33,738   $130,998

    Gross Profit         $12,826    $37,611

      Net income            $322       $548

      Net income per share $0.07     $0.06

   Fiscal 1998

Net sales                $33,843   $101,964

    Gross profit         $13,408    $38,596

      Net income            $476       $962

      Net income per share $0.10      $0.22


  (a) The sum of quarterly amounts do not equal the fiscal year amount due to rounding.



<PAGE 60>
              Report of Independent Accountants on
                  Financial Statement Schedule




To the Board of Directors and Shareholders of Hahn Automotive Warehouse, Inc. and Subsidiaries


Our audits of the consolidated financial statements referred to in our report dated November 23, 1999, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Rochester, New York
November 23, 1999


  Hahn Automotive Warehouse, Inc.
    Schedule II - Valuation and Qualifying Account Reserves
    For the Years Ended September 30, 1999, 1998 and 1997
      (Amounts in thousands)

                             Additions
                   Balance    Charged                Balance
                     at         to                     at
                  Beginning  Costs and                 End
Description       of Period  Expenses   Deductions  of Period

1999
Allowance for
doubtful accounts
and notes
receivable         $  2,719   $    142   $   (846)  $   2,015




<PAGE 61>

1998
Allowance for
doubtful accounts
and notes
receivable         $  3,230   $    453   $   (964)  $   2,719

1997
Allowance for
doubtful accounts
and notes
receivable         $  2,209   $  1,176   $   (155)  $   3,230





                        EXHIBITS FILED WITH
                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC.
                       FOR FISCAL YEAR ENDED

                         September 30, 1999

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

Exhibit 10.1         1992  Stock Option Plan (Exhibit 10.1  to
               Hahn's Registration Statement on Form S-1  (No.
               33-48694) as filed with the SEC on January  19,
               1993)*
<PAGE 62>

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

Exhibit 10.5         1993  Stock  Option Plan for Non-Employee
               Directors (Exhibit 4 to Hahn's Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1994)*

Exhibit 10.6         Amended  and Restated Selective Incentive
               Plan Agreement, dated June 9, 1992, between Hahn and Eli N. Futerman (Exhibit 10.2 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.7         Amended  and Restated Selective Incentive
               Plan Agreement, dated June 9, 1992, between Hahn and Timothy Vergo (Exhibit 10.3 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.8         Amended  and Restated Selective Incentive
               Plan Agreement, dated June 9, 1992, between Hahn and Albert J. Van Erp (Exhibit 10.4 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.9         Amended  and Restated Selective Incentive
               Plan Agreement, dated June 9, 1992, between Hahn and Daniel J. Chessin (Exhibit 10.5 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.10        Deferred  Compensation  Agreement,  dated
               April 1, 1990, between Naftali Futerman and Hahn (Exhibit 10.7 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*


<PAGE 63>

Exhibit 10.11        Lease Agreement, executed June 10,  1992,
               between Michael Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.89 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.12        Letter  Agreement Lease  Amendment  dated
               September 30, 1993 between Michael Futerman and Hahn Automotive Warehouse, Inc. (Exhibit 10.13 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.13       Second Amendment to Lease Agreement, dated
               May  1997,  between Michael Futerman  and  Hahn
               Automotive Warehouse, Inc. (Exhibit 10.14 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.14       Second Amendment to Lease Agreement, dated
               May,   1997   between  the   Michael   Futerman
               Irrevocable Trust and Hahn Automotive Warehouse, Inc. (Exhibit 10.15 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.15       Third Amendment to Lease Agreement between
               Michael Futerman and Hahn Automotive Warehouse, Inc. (Exhibit 10.16 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.16         Fourth   Amendment  to  Lease  Agreement
               between Michael Futerman and Hahn Automotive Warehouse, Inc. (Exhibit 10.17 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.17         Amendment  to  Lease  Agreement  between
               Michael Futerman and Sara Futerman as Landlord and Hahn Automotive Warehouse, Inc., as tenant.
                           (Exhibit  10.18  to  Hahn's  Annual
               Report  on Form 10-K for the Fiscal year  ended
               September 30, 1998)*

Exhibit 10.18         Lease   Agreement  between  the  Michael
               Futerman Living Trust as Landlord, and Hahn Automotive Warehouse, Inc., as tenant. (Exhibit
               10.19 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*



<PAGE 64>

Exhibit 10.19        Lease Agreement, executed June 10,  1992,
               between Eli N. Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.9 to Hahn's Registration Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19,
               1993)*

Exhibit 10.20        Letter  Agreement Lease Amendment,  dated
               October 4, 1993, between Eli N. Futerman and Hahn Automotive Warehouse, Inc. (Exhibit 10.21 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.21        Letter  Agreement Lease Amendment,  dated
               September 30, 1996, between Eli N. Futerman and Hahn Automotive Warehouse, Inc. (Exhibit 10.22 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.22        Third Amendment to Lease, between Eli  N.
               Futerman, as landlord and Hahn Automotive Warehouse, Inc., as tenant (Exhibit 10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)*

Exhibit 10.23        Lease Agreement, executed June 11,  1992,
               between EDR Associates as landlord and Hahn as tenant (Exhibit 10.10 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.24        Letter  Agreement Lease  Amendment  dated
               September 1, 1993, between EDR Associates and Hahn Automotive Warehouse, Inc. (Exhibit 10.24 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1998)*

Exhibit 10.25        Amendment to Lease Agreement between  EDR
               Associates, as landlord, and Hahn Automotive Warehouse, Inc., dated November 17, 1998. (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1998)*

Exhibit 10.26        Lease Agreement, fully executed June  11,
               1992, between Eli Futerman, Daphne Futerman and Rina F. Chessin as landlord and Hahn as tenant (Exhibit 10.11 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*


<PAGE 65>

Exhibit 10.27        Amendment to Lease Agreement between  Eli
               Futerman, Daphne Futerman and Rina F. Chessin, as landlord, and Hahn Automotive Warehouse, Inc., dated January, 1999. (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)*

Exhibit 10.28        Lease Agreement, executed June 12,  1992,
               between Futerman Associates as landlord and Hahn as tenant (Exhibit 10.12 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.29        Sublease  Agreement,  executed  June  10,
               1992, between 415 West Main St., Inc. as landlord and Hahn as tenant (Exhibit 10.13 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.30        Amendment  to  Sublease Agreement,  dated
               December 21, 1994, between 415 West Main St., Inc. and Hahn (Exhibit 10.15 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994)*

Exhibit 10.31        Lease  Agreement, dated October 1,  1989,
               between Eli N. Futerman as lessor and Hahn as lessee for lease of computer equipment, as amended and assigned (Exhibit 10.19 to Hahn's Registration Statement on Form S-1 (No. 33-48694), as filed with the SEC on January 19,
               1993)*

Exhibit 10.32        Master  Equipment Lease Agreement,  dated
               April 19, 1994, between Hahn, Autoworks Holdings, Inc., Autoworks, Inc. and Fleet Bank (Exhibit 10.22 to Hahn's Annual Report on Form 10-K for the year ended September 30, 1994)*

Exhibit 10.33        Amendment  to  Addendum to  Master  Lease
               Agreement dated June 26, 1996 between Fleet Bank of New York as lessor and Hahn and Autoworks as lessees dated June 26, 1996*

Exhibit 10.34       Trademark License and Marketing Agreement,
               effective May 1, 1988, between Auto Value Associates, Inc. and Hahn (Exhibit 10.22 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*
<PAGE 66>

Exhibit 10.35         Shareholders'  Agreement,  dated  as  of
               December 15, 1983, among Auto Value Associates, Inc. and the shareholders of Auto Value Associates, Inc., including Hahn, as amended (Exhibit 10.23 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.36        Hahn's  Promissory Note, dated  April  1,
               1992, in the principal amount of $250,000 in favor of Eli N. Futerman (Exhibit 10.27 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.37        Hahn's  Promissory Note, dated  April  1,
               1992, in the principal amount of $250,000 in favor of Michael Futerman (Exhibit 10.28 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.38        Hahn's  Promissory Note, dated  April  1,
               1992, in the principal amount of $250,000 in favor of Naftali Futerman (Exhibit 10.29 to Hahn's Registration Statement on Form S-1(No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.39        Hahn's  Amended  and Restated  Promissory
               Note, dated as of February 1, 1996, in the original principal amount of $1,650,000 in favor of Michael Futerman (Exhibit 10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Exhibit 10.40        Hahn's  Amended  and Restated  Promissory
               Note, dated as of February 1, 1996, in the original principal amount of $500,000 in favor of Eli Futerman (Exhibit 10-3 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

Exhibit 10.41        Deferred  Compensation  Agreement,  dated
               November 30, 1992, between Hahn and Michael Futerman (Exhibit 10.37 to Hahn's Registration statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*





<PAGE 67>

Exhibit 10.42        Hahn  Automotive Warehouse,  Inc.  Health
               Benefit Retirement Plan (Exhibit 10.38 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Certain instruments respecting long-term debt of the Company and its subsidiaries have been omitted pursuant to Regulation
Item 601. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.


Exhibit 10.43        Settlement  agreement and  Release  dated
               June 29, 1998 between Autoworks, Inc., The Committee, Fleet Bank, Manufacturers and Traders Trust, Sumitomo Bank Ltd., Chase Manhattan Bank and Massachusetts Mutual Life Insurance Company. (Exhibit 3.1 to Hahn's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)*

Exhibit 10.44       Buyer's Trademark License Agreement, dated
               November 28, 1993, between Northern Automotive Corporation and Autoworks (Exhibit 28.3 to Hahn's Current Report on Form 8-K, dated December 10, 1993 (File No. 0-20984)*

Exhibit 10.45        Credit  Facility Agreement, dated October
               22, 1997 between Hahn and Fleet Capital Corporation . (Exhibit 10.43 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1997.)*

Exhibit 10.46        Amendment to Loan and Security  Agreement
               dated February 10, 1999, between Hahn and Fleet
               Capital Corporation (filed herewith)

Exhibit 10.47        Second  Amendment  to Loan  and  Security
               Agreement dated September 30, 1999 between Hahn and Fleet Capital Corporation (filed herewith)

Exhibit 10.48        Letter  Agreement, dated August  5,  1997
               between Schottenstein Bernstein Capital Group, LLC, HLCO Trading Company, Inc. and Garcel, Inc. d/b/a Great American Asset Management, as joint ventures and Autoworks, Inc. (Exhibit
               10.2 to Hahn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997) (as modified by Gordon Brothers Partners, Inc. and Autoworks, Inc. on August 20, 1997 with respect to store disposition and liquidation pricing).*


<PAGE 68>

Exhibit 10.49        Lease Agreement dated September 30, 1994,
               between Meisenzahl and David Appelbaum (Exhibit
               10.47 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994)*

Exhibit 10.50       Lease Agreement, dated September 30, 1994,
               between Meisenzahl and David Appelbaum (Exhibit
               10.45 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30, 1994)*

Exhibit 10.51       Non-Competition Agreement, dated September
               30, 1994, between Hahn and David Appelbaum (Exhibit 10.49 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30,
               1994)*

Exhibit 10.52        Tax  Procedures and Indemnity  Agreement,
               dated September 30, 1994, between Hahn and David Appelbaum (Exhibit 10.50 to Hahn's Annual Report On Form 10-K for the Fiscal year ended September 30, 1994)*

Exhibit 10.53        Indemnification Agreement,  dated  as  of
               September 30, 1994, executed by David Appelbaum in favor of Hahn, Meisenzahl and Regional (Exhibit 10.51 to Hahn's Annual Report on Form 10-K for the Fiscal year ended September 30,
               1994)*

Exhibit 10.54       Letter Agreement, dated December 14, 1995,
               between  Hahn  and  Michael  Futerman  (Exhibit
               10.53 to Hahn's Annual Report on Form 10-K  for
               Fiscal year ended September 30, 1995)*

Exhibit 10.55        Lease  Assignment  for Nu-Way  Properties
               (filed herewith)

Exhibit 21          List of Subsidiaries(filed herewith)

Exhibit 23           Consent  of PricewaterhouseCoopers  LLP  with
               respect   to  Financial  Statements  and  Financial
               Statement Schedule (filed herewith)

Exhibit 24           Powers  of  Attorney for  Directors
               (filed herewith)

Exhibit 27            Selected Financial Data (filed herewith)





<PAGE 69>

*These exhibits are incorporated herein by reference to the registration statement or report referenced after each exhibit which an asterisk appears.

Indicates executive compensation plans and arrangements.



                          EXHIBIT 10.46

            AMENDMENT TO LOAN AND SECUIRTY AGREEMENT

                                                    EXHIBIT 10.46


            AMENDMENT TO LOAN AND SECURITY AGREEMENT


       THIS  AMENDMENT  TO  LOAN  AND  SECURITY  AGREEMENT  (this
"Amendment") is made as of February 10, 1999, by and between HAHN
AUTOMOTIVE WAREHOUSE, INC.  ("Hahn" or the "Borrower") and  FLEET
CAPITAL CORPORATION (the "Lender").

WITNESSETH:

      WHEREAS, the Borrower and Meisenzahl Auto Parts, Inc. ("Meisenzahl"), as co-Borrowers, and the Lender have executed a certain Loan and Security Agreement dated October 22, 1997 ("Loan Agreement"), and related agreements and documents, to reflect financing arrangements then established by the Lender for and on behalf of the Borrower and Meisenzahl;

     WHEREAS, Meisenzahl merged into Borrower effective September
30,  1998,  as a result of which Hahn is and shall  be  the  sole
Borrower under the Loan Agreement and related agreements and documents; and

      WHEREAS, the Borrower and the Lender desire to amend the Loan Agreement under the terms an conditions set forth below. Any capitalized terms used in this Amendment without definition shall have the meanings assigned to those terms in the Loan Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:


<PAGE 70>

      1. Section 8.3 (ii) of the Loan Agreement is hereby amended to provide that the Fixed Charge Covenant required to be achieved by the Borrower shall be not less than (a) .45 to 1 for the three (3) month period ending December 31, 1998 and also for the three (3) month period ending March 31, 1999, (b) .80 to 1 for the three (3) month period ending June 30, 1999, (c) 1.25 to 1 for the three (3) month period ending September 30, 1999, and
(d) 1.0 to 1.0 for the twelve (12) month period ending December 31, 1999 and also for the twelve (12) month periods respectively ending on the last day of each fiscal quarter thereafter (the foregoing covenant requirements set forth in clauses (a), (b) and
(c) above being in lieu of and therefore replacing the requirements as of such respective dates currently contained in such Section 8.3 (ii)).

      2. The Borrower hereby represents and warrants that (a) all of its representations and warranties in the Loan Agreement are true and correct, (b) no Default or Event of Default exists under the Loan Agreement are true and correct, (c) this Amendment has been duly authorized, executed and delivered by and constitutes the legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, and (d) the Borrower has reviewed the areas within its business and
operations  which  could  be  adversely  affected  by,  and   has
developed or is developing a program to address on a timely basis, the risk that certain computer applications used by the Borrower and its Subsidiaries (or any of its material suppliers, customers or vendors) may be unable to effectively interpret, process and manipulate data and recognize and perform properly, date sensitive functions involving dates prior to, on and after December 31, 1999 (the "Year 2000 Problem"). To the best of the Borrower's knowledge, the Year 2000 problem will not cause any Material Adverse Effect.

      3. The Loan Agreement is further amended by adding a new subsection 8.1.6 thereto as follows:

           8.1.6 Year 2000 Compliance. Take all action necessary to assure that the computer-based systems utilized by Borrower and each of its Subsidiaries will be able to effectively interpret, process and manipulate data, including dates before, on and after December 31, 1999. At Lender's request, Borrower shall provide to Lender assurance reasonably satisfactory to Lender that the computer-based systems utilized by the Borrower and each of its Subsidiaries, for which the inability to process and manipulate

<PAGE 71>

data involving dates before, on and after December 31, 1999 would have a Material Adverse Effect, are able to recognize and perform without material error functions involving dates before, on and after December 31, 1999.

      4. This Amendment may be signed in any number of counterparts or copies and by the parties hereto on separate counterparts, but all such copies taken together shall constitute one and the same instrument.

      5. This Amendment will be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and assigns.

     6. This Amendment modified and is deemed incorporated into the Loan Agreement. To the extent that any term or provision of this Amendment is or may be deemed expressly inconsistent with any term or provision in the Loan Agreement, the terms and provisions hereof shall control. Except as amended hereby, the terms and provisions of the Loan Agreement remain unchanged and in full force and effect.

      IN WITNESS WHEREOF, and intending to be legally bound, this Amendment is executed and delivered by the parties hereto as of the date first written above.

                              HAHN AUTOMOTIVE WAREHOUSE, INC.


                              By:        s//Peter J. Adamski

                              Print Name:

                              Title:     Vice President -
                                         Finance and Chief
                                         Financial Officer


                              FLEET CAPITAL CORPORATION

                              By:         s// Walter Schuppe

                              Print Name:

                              Title:      Vice President
<PAGE 72>



                          EXHIBIT 10.47

         SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT





                                                    EXHIBIT 10.47

         SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT


     THIS SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (this
"Amendment") is made as of September 30, 1999, by and between HAHN AUTOMOTIVE WAREHOUSE, INC. ("Hahn" or the "Borrower") and
FLEET CAPITAL CORPORATION (the "Lender").

                           WITNESSETH:

     WHEREAS, the Borrower and Meisenzahl Auto Parts, Inc. ("Meisenzahl"), as co-Borrowers, and the Lender have executed a certain Loan and Security Agreement dated October 22, 1997 ("Loan Agreement"), and related agreements and documents, to reflect financing arrangements then established by the Lender for and on behalf of the Borrower and Meisenzahl;

     WHEREAS, Meisenzahl merged into Borrower effective September
30, 1998, as a result of which Hahn is and shall be the sole
Borrower under the Loan Agreement and related agreements and documents; and

     WHEREAS, the Borrower and the Lender desire to amend the Loan Agreement under the terms and conditions set forth below. Any capitalized terms used in this Amendment without definition shall have the meanings assigned to those terms in the Loan Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1. Section 8.3 (ii) of the Loan Agreement is hereby amended to provide that the Fixed Charge Covenant required to be achieved by the Borrower shall be not less than (a) .60 to 1.0 for the three
(3) month period ending September 30, 1999, (b) .50 to 1 for the twelve (12) month period ending December 31, 1999, and also for the twelve (12) month periods ending on each March 31, 2000 and June 30, 2000, (c) .70 to 1 for the twelve (12) month period

<PAGE 73>

ending September 30, 2000, and (d) 1.0 to 1.0 for the twelve (12) month period ending December 31, 2000 and also for the twelve
(12) month periods respectively ending on the last day of each fiscal quarter thereafter (the foregoing covenant requirements set forth in clauses (a), (b) and (c) above being in lieu of and therefore replacing the requirements as of such respective dates currently contained in such Section 8.3 (ii)).

2. The Borrower hereby represents and warrants that (a) all of its representations and warranties in the Loan Agreement are true and correct, (b) no Default or Event of Default exists under the Loan Agreement, and (c) this Amendment has been duly authorized, executed and delivered by and constitutes the legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms.

3. This Amendment may be signed in any number of counterpart copies and by the parties hereto on separate counterparts, but all such copies taken together shall constitute one and the same instrument.

4. This Amendment will be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and assigns.

5. This Amendment modifies and is deemed incorporated into the Loan Agreement. To the extent that any term or provision of the Amendment is or may be deemed expressly inconsistent with any term or provision in the Loan Agreement, the terms and provisions hereof shall control. Except as amended hereby, the terms and provisions of the Loan Agreement remain unchanged and in full force and effect.

     IN WITNESS WHEREOF, and intending to be legally bound, this Amendment is executed and delivered by the parties hereto as of the date first written above.

                              HAHN AUTOMOTIVE WAREHOUSE, INC.


                              By:          Peter J. Adamski

                              Printed Name:


<PAGE 74>

                              Title:       Vice President -
                                           Finance and Chief
                                           Financial Officer


                              FLEET CAPITAL CORPORATION


                              By:          Walter Schuppe

                              Printed Name:

                              Title:       Vice President




                          EXHIBIT 10.55

                       ASSIGNMENT OF LEASE




                                                  Exhibit 10.55

                       ASSIGNMENT OF LEASE

      WHEREAS, RICHARD COHEN AND SUZANNE COHEN ("Assignors") own real property as shown on Schedule "A" and made part hereof (the
"Property");

       WHEREAS,  Assignors  have  leased  the  Property  to  Hahn
Automotive Warehouse, Inc. and Harry R. Boos ("Tenants") pursuant to  lease  agreements dated October 9, 1996 and August  22,  1989 respectively (the "Leases");

      WHEREAS,  Assignors are transferring the  Property  to  FCA
Associates (the "Assignee");

      NOW, THEREFORE, in consideration of the mutual promises herein contained, Assignors and Assignee agree as follows:

          1. Assignors hereby grant, transfer and assign to Assignee all of their right, title and interest in and to the Leases, together with any and all extensions and renewals thereunder and hereby agree to hold Assignee harmless from all losses, expenses, costs, claims and liabilities (including reasonable attorneys fees) arising out of Assignor's failure to perform or comply with any of the landlord's obligations pursuant to the Leases prior to the effective date of this Assignment.



<PAGE 75>

          2. Assignee hereby assumes the rights, responsibilities and the liabilities of the landlord pursuant to the Leases and hereby agrees to hold Assignors harmless from all losses, expenses, costs, claims and liabilities (including reasonable attorneys' fees arising out of Assignee's failure to perform or comply with any of the landlord's obligations pursuant to the Leases subsequent to the effective date of this Assignment.

     IN WITNESS WHEREOF, this assignment has been executed on the 12th day of January, 1999.

                              Assignors:


                              ss/ Richard Cohen
                              RICHARD COHEN


                              ss/ Suzanne Cohen
                              SUZANNE COHEN


                              ASSIGNEE:

                              FCA ASSOCIATES


                              By: ss/
                              Its:  Partner


STATE OF NEW YORK)
COUNTY OF MONROE) ss:

       On this 12th day of January, 1999, before me, the subscriber, personally appeared Richard Cohen and Suzanne Cohen to me personally known and known to me to be the same persons described in and who executed the foregoing instrument, and duly acknowledged to me that they executed the same.


                              ss/
                              Notary Public








<PAGE 76>

STATE OF NEW YORK)
COUNTY OF MONROE) ss:

      On this ______ day of January 1999, before me personally came Eli Futerman to me known, who, being by me duly sworn, did depose and say that he is a member of the Partnership of FCA
Associates, the Partnership described in and which executed the foregoing instrument for and on behalf of said Partnership.


                                   ss/
                                   Notary Public

                          SCHEDULE "A"


PREMISES


Merchants Road      719 N. Winton Road       Hahn Automotive
                    215 Merchants Road       Warehouse, Inc.
                    Rochester, New York

Farmington          1295-1297 Mertensia Road Hahn Automotive
                    Farmington, New York     Warehouse, Inc. and
                                             Harry Boos

Gates               410 Spencerport Road     Hahn Automotive
                    Rochester, New York      Warehouse, Inc.




                           EXHIBIT 21

                      LIST OF SUBSIDIARIES

                                                  EXHIBIT 21



                      LIST OF SUBSIDIARIES


     Autoworks, Inc.          Michigan

     HFV, Inc.                Delaware

     iAutoparts, Inc.         New York




                           EXHIBIT 23

               CONSENT OF INDEPENDENT ACCOUNTANTS

                                                       EXHIBIT 23




               CONSENT OF INDEPENDENT ACCOUNTANTS

<PAGE 77>

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File nos. 333-85533, 33-64100 and 33-81854) of Hahn Automotive Warehouse, Inc. and Subsidiaries of our report dated November 23, 1999 relating to the financial statements, as of September 30, 1999 and 1998 and for the three fiscal years ended September 30, 1999, which is included in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 23, 1999 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Rochester, New York
December 7, 1999




                           EXHIBIT 24

                POWERS OF ATTORNEY FOR DIRECTORS

                                                    EXHIBIT 24





                POWERS OF ATTORNEY FOR DIRECTORS



                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// Stephen B. Ashley
                              Stephen B. Ashley, Director


                        POWER OF ATTORNEY

<PAGE 78>

The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// William A. Buckingham
                              William A. Buckingham, Director


                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// Robert I. Israel
                              Robert I. Israel, Director



                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.
<PAGE 79>

Date:     December 1, 1999


                         By:  s// E. Philip Saunders
                              E. Philip Saunders, Director




                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// Eli N. Futerman
                              Eli  N. Futerman, President,  Chief
                              Executive Officer and Director




                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// Daniel J. Chessin
                              Daniel  J. Chessin, Executive  Vice
                              President, Secretary and Director

<PAGE 80>




                        POWER OF ATTORNEY


The undersigned director of Hahn Automotive Warehouse, Inc. (The "Corporation"), does hereby constitute and appoint Eli N. Futerman, my true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     December 1, 1999


                         By:  s// Peter J. Adamski
                              Peter J. Adamski, Vice President -
                              Finance and Chief Financial Officer

                           EXHIBIT 27

                     Selected Financial Data






















<PAGE 81>
                                                    EXHIBIT 27

                     SELECTED FINANCIAL DATA