Form 10-Q
period 1999-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-02-14
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                   December 31, 1999

Commission File Number                            0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                16-0467030
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)               Identification No.

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

<PAGE 1>

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 14, 2000; 4,745,014.



                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1999 and September 30, 1999


          Condensed Consolidated Statements of Operations - for the three months ended December 31, 1999 and December 31, 1998


          Condensed Consolidated Statements of Cash Flows - for the three months ended December 31, 1999 and December 31, 1998


          Condensed Consolidated Statements of Comprehensive
          Income - for the three months ended December 31, 1999
          and December 31, 1998


          Notes to Condensed Consolidated
          Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

<PAGE 2>

EXHIBITS


HAHN AUTOMOTIVE WAREHOUSE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

ASSETS                                     12/31/99     9/30/99
                                         (Unaudited)
Current Assets:

  Cash                                           $80         $81
  Marketable Securities                          654         685
  Trade Accounts Receivable (Net of
Allow.
    for Doubtful Accounts)                    17,309      17,577
  Inventory                                   43,638      44,501
  Other Current Assets                         2,912       3,009
Total Current Assets                          64,593      65,853

Property, Equipment, and Leasehold
  Improvements, Net                            6,588       6,892
Other Assets                                   7,008       6,978

Total Assets                                  78,189      79,723

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt
    and Capital Lease Obligations              1,425       1,541
  Accounts Payable                            11,395      12,377
  Compensation Related Liabilities             1,187       1,673
  Discontinued Operations                        301         604
  Other Accrued Expenses                       3,817       4,271
Total Current Liabilities                     18,125      20,466

Obligations Under Credit Facility             37,908      36,611
Notes Payable-Officers and Affiliates          1,728       1,736
Long-Term Debt                                 1,647       1,704
Capital Lease Obligations                      3,097       3,196
Other Liabilities                              2,125       2,237
Total Liabilities                             64,630      65,950

Shareholders' Equity:
  Common Stock (par value $.01 per
share);
  Authorized 20,000,000 Shares;
  Issued and Outstanding 4,745,014)               47          47

Additional Paid-In Capital                    25,975      25,975
Retained Earnings                            (12,533)    (12,339)
Accumulated Other Comprehensive Income            70          90
Total Shareholders' Equity                    13,559      13,773

Total Liabilities and Shareholder's          $78,189     $79,723
Equity

<PAGE 3>



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended December 31, 1999 and 1998
(In Thousands, except for share and per share data)
(Unaudited)

                                     1999             1998
Net Sales                              $29,498         $29,869

Cost of Products Sold                   18,065          18,484

Gross Profit                            11,433          11,385

Selling, General and
  Administrative Expense                10,444          10,583

Depreciation and Amortization              465             388

Income from Operations                     524             414

Interest Expense                          (940)           (920)

Interest and Service Charge Income         102              73

Income (Loss) Before Taxes                (314)           (433)

Income Taxes (Refundable)                 (120)           (165)

Net Income                               ($194)          ($268)

Net Income Per Share                    ($0.04)         ($0.06)

Weighted Shares Outstanding          4,745,014       4,745,014


<PAGE 4>


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 1999 and 1998
(In Thousands)
(Unaudited)
                                                1999      1998
Cash Flows from Operating Activities:

  Net Income (Loss)                              ($194)    ($268)
  Adjustments to Reconcile Net Income
    (Loss) to Net
    Cash Provided by (Used In)
      Operating Activities:
      Depreciation and Amortization                465       388
      Provision for Doubtful Accounts
        and Notes                                  133       160

Changes in Assets and Liabilities:
  Trade Accounts Receivable                        135     1,164
  Inventory                                        863     1,050
  Other Assets                                      53        40
  Accounts Payable and Other Accruals           (2,326)   (1,820)

Net Cash Provided by (Used In)
  Operating Activities                            (953)       714

Cash Flows from Investing Activities:
  Additions to Property, Equipment and
    Leasehold Improvements                         (65)     (107)
Net Cash Used in Investing Activities              (65)     (107)

Cash Flows from Financing Activities:
  Net Borrowings (Paydown) Under
    Revolving Credit Agreement                   1,295      (683)
  Proceeds from Long-Term Debt and
    Demand Notes                                     0         0
  Payment of Long-Term Debt and
    Demand Notes                                  (148)      (53)
  Payment of Notes Payable -
    Officers and Affiliates                        (40)      (36)
  Payment of Capital Lease Obligations             (90)      (82)

Net Cash Provided by (Used In)
  Financing Activities                           1,017      (854)

Net Decrease in Cash                               (1)      (247)
Cash at Beginning of Year                           81       329
Cash at End of Period                               80        82

Supplemental Disclosures of Cash
  Flow Information
    Cash Paid During the Quarter for:

      Interest                                    $850      $814

      Income Taxes                                  $4        $5


<PAGE 5>










HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended December 31, 1999 and 1998
(In Thousands)
(Unaudited)

                                      1999       1998
Net Income (Loss)                    ($194)     ($268)

Unrealized Gain (Loss)  on
  Marketable Securities, Net of Tax    (20)       (17)

Comprehensive Net Income (Loss)      ($214)     ($285)


<PAGE 6>

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1999, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section, at http://www.sec.gov.

<PAGE 7>

Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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



                                      In thousands, except share
                                           and per share data

                                             Three Months
                                          Ended December 31,
                                        1999            1998

Basic and Diluted Shares Outstanding:
  Weighted Average Number of
    Shares Outstanding                  4,745,014  4,745,014

  Net Income (Loss)                         ($194)    ($268)


  Basic and Diluted EPS                     ($.04)    ($.06)


The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of December 31,1999.

<PAGE 8>

3.  Debt (in thousands)

Long-term debt consists of the following:

                                        12/31/99       9/30/99

Credit Facility Agreement                38,408         37,113
Notes Payable - Officers and Affiliates   1,804          1,843
Other Long-Term Debt                      2,116          2,264
Less Current Maturities                  (1,044)        (1,169)

                                        $41,284        $40,051


The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.3% and 8.50%, respectively, at December 31,1999. The unused portion of the Credit Facility bears interest at an annual rate of .25% to .375%.



As of February 14, 2000, the Company had an outstanding balance of $36.2 million under the Credit Facility.

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants, as amended, at December 31, 1999.

The Company has outstanding promissory notes ("Notes") with the former Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company, in the aggregate amount of $2,150,000. The Notes, which are due in October, 2003, bear interest which is payable monthly, at the annual rate of 12%. The Company is also subject to a number of other debt agreements, including a mortgage, which comprise the balance of the long-term debt.


<PAGE 9>








                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The discussions set forth in this form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to the management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1999, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in the 1999 Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Results of Operations

The Company's net sales for the first quarter of fiscal year 2000, which ended December 31, 1999 declined $371,000, to $29.5 million, from $29.9 million for the same fiscal quarter last year. This 1.2% decrease resulted mainly from the reduced sale of auto parts at the company's full service distribution centers which is generally attributable to mild weather conditions throughout the quarter, softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles, warranted pre-owned vehicles and increased competition. For the quarter, on a comparable location basis, net sales increased by 4.8% at the Advantage Auto Stores and 9.1% at the direct distribution centers, while the full service distribution centers experienced a decline of 5.6%. The full service distribution centers were adversely affected by increased competition and to a lesser extent the purchase of two independent Auto Value customers that are now operated as Advantage Stores.

Gross profit for the first quarter of fiscal year 2000 increased 0.4%. Gross profit, expressed as a percentage of sales, increased to 38.8%, from 38.1%, for the first quarter of the previous fiscal year. This percentage increase is mainly due to the sales mix increase of the Advantage Auto Stores as a percentage of total net sales. Sales at the Advantage Store level generate a higher gross profit margin than sales at the distribution centers.

<PAGE 10>

Selling, general and administrative expense decreased $139,000 from $10.6 million in the first quarter of Fiscal 1999, to $10.4 million for the comparable quarter of Fiscal 2000. As a percentage of net sales, selling, general and administrative expense was 35.4% for the first quarter of both fiscal year 1999 and 2000.

Depreciation and amortization increased $77,000 from $388,000 during the first fiscal quarter last year, to $465,000 for the first quarter of the current fiscal year. This increase is the result of the purchase of computer equipment upon completion of the lease period, and to negative goodwill from a 1988 acquisition being fully amortized in January of Fiscal Year 1999.

As a result of the factors discussed above, operating income for the first quarter increased $110,000 from $414,000, in the previous fiscal year, to $524,000 in the current fiscal year's first quarter. As a percentage of net sales, operating income increased to 1.8% from 1.4% in the same quarter of Fiscal 1999.

Interest expense increased $20,000 from $920,000, in the first fiscal quarter of 1999, to $940,000, for the first quarter of the current fiscal year. This increase is the result of higher average borrowings and higher interest rates under the Credit Facility, which was partially offset by a decrease in the interest component of payments on capitalized leases.

As a result of the factors discussed above, the Company had a loss before income taxes of $314,000 for the three months ended December 31, 1999, compared to a loss before taxes of $433,000 in the same quarter of the previous fiscal year. Due to a $120,000 tax benefit, the Company's net loss for the current quarter was $194,000 or $.04 per share, compared to a net loss of $268,000 or $.06 per share, for the first quarter of Fiscal 1999.

Liquidity and Capital Resources

The  Company's principal sources of liquidity for its operational
and   capital   requirements  are  internally  generated   funds,
borrowings under its Credit Facility, leasing arrangements and extended payment terms from vendors.


<PAGE 11>

During the first fiscal quarter of 2000, the Company obtained an approval from Fleet Capital to overadvance its Credit Facility in the amount of $2.0 million during the period December 30, 1999 through January 14, 2000. The Company utilized this overadvance facility to the extent of $1.6 million during the period. The Company has obtained approval from Fleet Capital to overadvance its Credit Facility in an amount up to $2.4 million during the period from January 24, 2000 through February 16, 2000 and in the amount of $1.0 million during the period from February 28, 2000 through March 7, 2000. The Company utilized the $2.4 million overadvance in February, 2000 and expects to utilize the approved overadvance of $1.0 million during the period February 28, 2000 through March 7, 2000. As of February 14, 2000, the Company had an outstanding balance of $36.2 million under its Credit Facility and the overadvance facility, leaving $2.7 million of availability. There can be no assurances that Fleet Capital will grant any such requests or if it does grant such requests that it will be on favorable terms to the Company. The Company may request future overadvances from Fleet Capital during the remainder of fiscal year 2000.

During the first quarter of Fiscal 2000, operating activities consumed net cash of $953,000, compared to net cash provided by operating activities of $714,000 for the same quarter in fiscal 1999, primarily due to a $2.3 million decrease in accounts payable and other accrued expense, partially offset by a decrease of $1.0 million in accounts receivable and inventory, and $465,000 in depreciation and amortization expense. These changes reflect the seasonal changes in the accounts payable, accounts receivable and inventory levels during this quarter.

Cash flow used in investing activities for the current quarter was $65,000, a slight decrease from $107,000 expended for these activities in the corresponding quarter for the previous fiscal year. Cash used in investing activities consists mainly of routine capital expenditures for computer equipment and store fixtures.

Financing activities during the first quarter of Fiscal 2000 generated $1.0 million, in cash, compared to $854,000 in funds used in the first quarter of fiscal 1999. This was primarily due to an increase in the line of credit to fund operating activities and partially offset by payments on long-term debt and capital lease obligations.

In the future the Company expects to make minor strategic acquisitions to the extent that its debt service and other funding requirements permit.



<PAGE 12>


The Company anticipates that, subject to Fleet Capital granting future requests for advances, its sources of liquidity will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs, through the balance of Fiscal 2000. The Company, however, does not expect to generate cash flow sufficient to fund the repayment of borrowings due under its revolving credit facility upon its maturity and accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished or accomplished on favorable terms. A failure to refinance this revolving credit facility, if necessary, would result in a severe liquidity problem for the Company.

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

The Company's plan to resolve the Year 2000 issue included four major phases - assessment, remediation, testing, and implementation. The Company has completed all phases of its plan for significant information technology and operating equipment that it believed would be affected by the Year 2000 issue. Based upon its assessment, the Company concluded that it was necessary to reprogram and/or replace certain of its information technology systems. The Company also determined that certain of its operating equipment did require modifications to make certain they remain operational.


<PAGE 13>



As of December 31, 1999 the remediation of operating equipment has been completed. Certain desktop personal computers that were Year 2000 deficient have been replaced as part of the Company's scheduled rotation replacement program, the cost of which does not impact the Year 2000 project. Testing and implementation of the affected equipment has been completed.

Software modification to the Company's mainframe computer system has been completed and tested. All vendor supplied upgrades have been implemented and tested. There was no additional expense to the Company, as modified Year 2000 software is a part of the Company's software maintenance agreement. Personnel expenses were incurred for the implementation and testing phases.

All of the Company owned remote store systems have been upgraded with modified Year 2000 software without cost to the Company, as these costs are also covered under the software maintenance agreement for these systems. Personnel and implementation expenses were incurred for these upgrades.

The Company utilized both internal and external resources to reprogram or replace, test, and implement the required Year 2000 modifications. The Company has completed the Year 2000 project, including remediation, testing and implementation. The Company's total cost to address the Year 2000 issue was approximately $150,000 and has been funded through operating cash flow.

The company has experienced no Year 2000 disruptions with vendors, customers, or the Company's own software or hardware as of February 14, 2000.


Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.

<PAGE 14>

Business Segment Information

Effective September 30, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. Comparative information for earlier years has been restated. Restatement of comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company reports its operating results in two segments: direct distribution and full service distribution. Segment selection was based on internal organizational structure, the way in which the operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.

Information concerning the Company's Business Segments for the first quarter of fiscal years 2000 and 1999, is as follows
(dollars in thousands):



                                             2000         1999
   Net Sales to Customers
       Full Service Distribution            $25,217       $25,557
       Direct Distribution                    4,281         4,312
     Total Net Sales to Customers           $29,498       $29,869

   Operating Income
      Full Service Distribution                $570          $390
       Direct Distribution                     ( 46)           24
     Total Operating Profit                    $524          $414
   Interest Expense                            (940)         (920)
   Other Income                                 102            73
   Consolidated Income (Loss) Before
   taxes                                      ($314)        ($433)

   Identifiable Assets
       Full Service Distribution            $72,184       $69,764
       Direct Distribution                    6,005         5,527
     Total Identifiable Assets               78,189       $75,291

   Capital Expenditures
       Full Service Distribution                $61         $100
       Direct Distribution                        4            7
     Total Capital Expenditure                  $65         $107

   Depreciation and Amortization
       Full Service Distribution               $417         $340
       Direct Distribution                       48           48
     Total Depreciation and
      Amortization                             $465         $388


<PAGE 15>

ITEM 4. OTHER INFORMATION

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

iAutoparts.com is the first online automotive parts store powered by the industry's leading CCI/Triad ePartExpert electronic parts catalog. The Web site guides users through a logical search to ensure accurate automotive parts selection. ePartExpert provides technical tips, parts specifications and suggestions for related parts. iAutoparts.com offers more that two million nationally branded automotive hard parts and maintenance items in inventory, representing in excess of $45.0 million in automotive parts on hand and available for immediate delivery. To date, iAutoparts has had nominal sales.

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

<PAGE 16>

PART II.  OTHER INFORMATION

Item 5.   Other Information

     In January, 2000, Nathan Lewinger was elected to the Company's Board of Directors.

     Mr. Lewinger is a private investor whose investments include real estate and high tech companies. From 1976 until 1988 Mr. Lewinger served as President of Pennant Products, Inc. (a manufacturer of bakery ingredients) until Pennant Products was sold in 1988 to Unilever Corporation. From 1988 to 1990, Mr. Lewinger served as President of the Bakery Division of Van Den Burgh Foods (a division of Unilever) and from 1990 to 1993 he was a consultant to Unilever Corporation. He currently serves on the Board of EKMS, an intellectual property consulting firm in Cambridge, Massachusetts. Mr. Lewinger is 55 years of age.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

27   Selected   financial  information  as  required  for   Edgar
     electronic filing for the three months ended December 31, 1999.

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

                         HAHN AUTOMOTIVE WAREHOUSE, INC.
                                  (Registrant)


                         By:  s//Eli N. Futerman
                              Eli N. Futerman
                              President and Chief Executive Officer


                         By:  s//Peter J. Adamski
                              Peter J. Adamski
                              Vice President - Finance and
                              Chief Financial Officer


Dated:  February 14, 2000

<PAGE 17>

                          EXHIBIT INDEX

                           Exhibit 27
       Selected financial information as required for Edgar electronic filing for the three months ended December 31, 1999.