Form 10-Q/A
period 1999-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-02-18
CIK 888781

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


<PAGE 4>


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 1999 and 1998
(In Thousands)
(Unaudited)
                                                1999      1998
Cash Flows from Operating Activities:

  Net Income (Loss)                              ($194)    ($268)
  Adjustments to Reconcile Net Income
    (Loss) to Net
    Cash Provided by (Used In)
      Operating Activities:
      Depreciation and Amortization                465       388
      Provision for Doubtful Accounts
        and Notes                                  133       160

Changes in Assets and Liabilities:
  Trade Accounts Receivable                        135     1,164
  Inventory                                        863     1,050
  Other Assets                                     (29)       40
  Accounts Payable and Other Accruals           (2,326)   (1,820)

Net Cash Provided by (Used In)
  Operating Activities                            (953)       714

Cash Flows from Investing Activities:
  Additions to Property, Equipment and
    Leasehold Improvements                         (65)     (107)
Net Cash Used in Investing Activities              (65)     (107)

Cash Flows from Financing Activities:
  Net Borrowings (Paydown) Under
    Revolving Credit Agreement                   1,295      (683)
  Proceeds from Long-Term Debt and
    Demand Notes                                     0         0
  Payment of Long-Term Debt and
    Demand Notes                                  (148)      (53)
  Payment of Notes Payable -
    Officers and Affiliates                        (40)      (36)
  Payment of Capital Lease Obligations             (90)      (82)

Net Cash Provided by (Used In)
  Financing Activities                           1,017      (854)

Net Decrease in Cash                               (1)      (247)
Cash at Beginning of Year                           81       329
Cash at End of Period                               80        82

Supplemental Disclosures of Cash
  Flow Information
    Cash Paid During the Quarter for:

      Interest                                    $850      $814

      Income Taxes                                  $4        $5


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