Form 10-Q
period 2000-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-05-12
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        March 31, 2000

Commission File Number                                 0-2098

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                     16-0467030
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

415 West Main Street           Rochester, New York   14608
    (Address of principal executive offices)       (Zip Code)

                          (716)235-1595
        (Registrant's telephone number, including area code)

<PAGE 1>




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X            NO

Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 12, 2000; 4,745,014.

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 2000 and September 30, 1999

          Condensed Consolidated Statements of Operations - for the six months and three months ended March 31, 2000 and March 31, 1999

          Condensed Consolidated Statements of Cash Flows -
          for the six months ended March 31, 2000      and
          March 31, 1999

          Condensed Consolidated Statements of Comprehensive
          Income - for the six months and three months ended
          March 31, 2000 and March 31, 1999

          Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

<PAGE 2>






PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES




     HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
    (In Thousands, except share data)
                 ASSETS                     3/31/00     9/30/99
                                          (Unaudited
                                               )
Current Assets:
  Cash                                           $78        $81
 Marketable Securities                           725        685
 Trade Accounts Receivable (Net of
  Allowance for Doubtful Accounts)            16,766     17,577
  Inventory                                   42,567     44,501
  Other Current Assets                         3,063      3,009
Total Current Assets                          63,199     65,853

Property, Equipment, and Leasehold
  Improvements, net                            6,329      6,892
Other Assets                                   6,977      6,978

                                             $76,505    $79,723
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
  and capital lease obligations               $1,322     $1,541
  Accounts payable                            11,928     12,377
  Compensation related liabilities             1,428      1,673
  Discontinued Operations                        214        604
  Other accrued expenses                       3,671      4,271
Total Current Liabilities                     18,563     20,466

Obligations Under Credit Facility             35,832     36,611
Notes Payable-Officers and
  Affiliates                                   1,720      1,736
Long-Term Debt                                 1,579      1,704
Capital Lease Obligations                      2,996      3,196
Other Liabilities                              2,150      2,237
Total Liabilities                             62,840     65,950

Shareholders' Equity:
  Common stock (par value $.01 per
  share; authorized 20,000,000
 shares; issued and outstanding
  4,745,014)                                      47         47
Additional Paid-in Capital                    25,975     25,975
Retained Earnings                            (12,473)   (12,339)
Accumulated Other Comprehensive
  Income                                         116         90
Total Shareholders' Equity                    13,665     13,773

                                             $76,505    $79,723



<PAGE 3>


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)
                                             For the 6
                                            Months Ended
                                        March 31,     March 31,
                                          2000         1999

Net sales                                   $60,425      $62,216
Cost of Products Sold                        37,129       38,917

Gross Profit                                 23,296       23,299

Selling, General and
  Administrative Expense                     20,876       21,384
Depreciation and Amortization                   895          807

Operating Income                              1,525        1,108

Interest Expense                             (1,920)      (1,805)
Interest and Service Charge
  Income                                        179          156


Income (Loss) Before Taxes                     (216)        (541)

Income Taxes (Refundable)                       (82)        (206)


Net Income (Loss)                             ($134)       ($335)


Basic and Diluted Earnings Per
  Share:

Net Income (Loss)                            ($0.03)      ($0.07)

Basic and Diluted Weighted
  Average Number of Shares                4,745,014    4,745,014


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data
(Unaudited)
                                              For the 3
                                            Months Ended
                                        March 31,     March 31,
                                          2000          1999

Net sales                                   $30,927      $32,347
Cost of Products Sold                        19,065       20,433

Gross Profit                                 11,862       11,914

Selling, General and
  Administrative Expense                     10,433       10,801
Depreciation and Amortization                   430          419

Operating Income                                999          694

Interest Expense                               (979)        (885)
Interest and Service Charge
  Income                                         77           83


Income (Loss) Before Taxes                       97         (108)

Income Taxes (Refundable)                        38          (41)


Net Income (Loss)                               $59         ($67)


Basic and Diluted Earnings Per
  Share:

Net Income (Loss)                             $0.01       ($0.01)

Basic and Diluted Weighted
  Average Number of Shares                4,745,014    4,745,014



<PAGE 4>




   HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

                                      6 Mo. Ended    6 Mo. Ended
                                         3/31/00      3/31/99
Cash flows from operating
 activities:
 Net income (Loss)                           ($134)       ($335)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:

   Depreciation and amortization               895          807
 Provision for doubtful
  accounts and notes                           273          314

Change in assets and liabilities:
 Trade receivables                             538         (356)
 Inventory                                   1,934         (175)
 Other assets                                 (223)          56
 Accounts payable and other
  accrued expenses                          (1,785)         383

Net cash provided by
 operating activities                        1,498          694

Cash flows from investing
 activities:
 Additions to property, equip.
 and leasehold improvements, net              (162)        (292)
Net cash used in investing
 activities                                   (162)        (292)

Cash flows from financing
 activities:
 Net borrowings under (payment
 of) line of credit                           (781)        (446)
 Proceeds from long-term debt
  and demand notes                               0          182
 Payments of long-term debt and
  demand notes                                (296)        (115)
 Payment of notes payable-
  officers and affiliates                      (80)         (73)
 Payment of capital lease
  obligations                                 (182)        (165)
Net cash used in
 financing activities                       (1,339)        (617)

Net increase (decrease) in cash                 (3)        (215)
Cash at beginning of year                       81          329

Cash at end of period                           78          114

Supplemental disclosures of cash
 flow information
  Cash paid during the quarter
  for:
    Interest                                $1,740       $1,630

    Income taxes paid                          $26          $12


<PAGE 5>


                 HAHN AUTOMOTIVE WAREHOUSE, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (In Thousands)
                           (Unaudited)



                          For the Six Months For the Three Months
                            ended March 31        ended March 31

                          2000        1999        2000    1999


Net Income (Loss)          ($134)    ($335)       $59    ($67)

Unrealized Gain (Loss)
on Marketable Securities,
Net of Tax                   $26      ($43)       $46    ($26)

Comprehensive Net Income
(Loss)                     ($108)    ($378)       $105   ($93)




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

Operating results for the six month period ended March  31,  2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


<PAGE 7>


BASIC AND DILUTED EARNINGS PER SHARE

                           Six Months           Three Months
                         Ended March 31        Ended March 31
                         2000       1999       2000       1999

Basic and Diluted
  Shares Outstanding:
    Weighted average number of shares
    outstanding       4,745,014  4,745,014  4,745,014  4,745,014

Net income (loss)         ($134)     ($335)        $59      ($67)

Basic and Diluted EPS     ($.03)     ($.07)       $.01     ($.01)


The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of March 31, 2000.

3.  Debt (in thousands)

Long-term debt consists of the following:

                                        3/31/00        9/30/99

Credit Facility Agreement               36,332        37,113
Notes Payable-Officers and Affiliates    1,763         1,843
Other Long-term Debt                     1,968         2,264
Less Current Maturities                   (932)       (1,169)

                                       $39,131       $40,051

The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 6.2% and 9.0%, respectively, at March 31, 2000. The unused portion of the Credit Facility bears interest at an annual rate of .25% to .375%.

As of May 12, 2000, the Company had an outstanding balance of $36.0 million under the Credit Facility.




<PAGE 8>
The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants, as amended, at March 31, 2000.

The Company has outstanding promissory notes ("Notes") with the estate of the former Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company, in the original aggregate amount of $2,150,000. The Notes, which are due in October, 2003, bear interest which is payable monthly, at the annual rate of 12%. The Company is also subject to a number of other debt agreements, including a mortgage, which comprise the balance of the long-term debt.



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

Results of Operations - three months ended March 31, 2000 compared to three months ended March 31, 1999.


<PAGE 9>


The Company's net sales declined $1.4 million, or 4.4%, to $30.9 million, for the fiscal quarter ended March 31, 2000, from $32.3 million, for the same fiscal quarter last year. A major factor causing the net sales decline was the general softness in the auto parts aftermarket caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. Another factor causing the decline in net sales was the closing of three underperforming Advantage Auto Stores and one Direct Distribution Center. For the quarter, on a comparable location basis, and in comparison to the same quarter last year, net sales decreased by 8.2% at the full service Distribution Centers, while the Advantage Auto Stores and the Direct Distribution Centers had increases of 4.0% and 4.3%, respectively.

Gross profit for the current quarter decreased $52,000 as compared to the second quarter of fiscal 1999. This decline resulted from a decrease in net sales which was partially offset by an increase in gross profit margin. Gross profit expressed as a percentage of net sales increased to 38.4% from 36.8%. This is primarily due to the increase in the net sales at the Advantage Auto Stores as a percentage of total Company net sales and a focused effort to sell slow moving product at a higher margin.

Selling, general and administrative expense decreased $368,000 from $10.8 million in the second quarter of fiscal 1999, to $10.4 million, for the comparable quarter of fiscal 2000. This is primarily due to the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense increased to 33.7% from 33.4%. The percentage increase is a result of the net sales decline.

As a result of the factors discussed above, operating income increased to $999,000 for the second quarter of fiscal 2000, from $694,000, for the second quarter of fiscal 1999. As a percentage of net sales, operating income increased to 3.2% from 2.1% in the same three month period of fiscal 1999.

Depreciation and amortization increased $11,000 from $419,000 during the corresponding quarter last year, to $430,000 during the second quarter of the current fiscal year. This increase is attributable to the purchase of computer equipment at the expiration of their lease and was partially offset by certain assets becoming fully depreciated.

Interest expense increased $94,000 to $979,000 from $885,000 for the same quarter of the previous fiscal year. This increase is primarily the result of increased interest rates.
<PAGE 10>
As a result of the factors discussed above, the Company had a net profit of $59,000 in the current fiscal year's second quarter, compared to a net loss of $67,000 for the same quarter of the previous fiscal year.

Results of Operations - six months ended March 31, 2000 compared to six months ended March 31, 1999.

The Company's net sales decreased $1.8 million or 2.9%, from $62.2 million for the six months ended March 31, 1999, to $60.4 million for the corresponding six months of fiscal 2000. A major factor causing the net sales decline was the general softness in the auto parts aftermarket caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. During this six month period the Company closed three underperforming Advantage Auto Stores and one Direct Distribution Center. On a comparable location basis, for the same period during the previous fiscal year, net sales declined by 7.0% at the Distribution Centers, while increasing 4.4% at the Advantage Auto Stores and 6.6% at the Direct Distribution Centers.

Despite the decline in net sales, gross profit dollars for the first six months of the current fiscal year remained even with the same period of the previous fiscal year at $23.3 million.
This was due to an increase in gross profit margin. As a percentage of net sales, gross profit increased to 38.6% from 37.4% for the previous year. This percentage increase is primarily due to the increase in Advantage Stores net sales as a percentage of total Company net sales and a focused effort to sell slow moving product at a higher margin.

Selling, general and administrative expense declined $508,000, from $21.4 million for the first six months of fiscal 1999, to $20.9 million, in the same period of fiscal 2000. This decline is primarily due to the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense increased to 34.5% from 34.4% in the previous fiscal year. This percentage increase was due to a decline in net sales as discussed above.

Depreciation and amortization increased $88,000 from $807,000 in fiscal 1999 compared to $895,000 for the same period in the current fiscal year. This increase is primarily the result of the purchase of computers at the end of their lease in the fourth quarter of fiscal year 1999.


<PAGE 11>
As a result of the factors discussed above, operating income increased to $1.5 million for the first six months of fiscal 2000 from $1.1 million for the first six months of fiscal 1999. As a percentage of net sales, operating income increased to 2.5% from 1.8% in the same six month period of fiscal 1999.

Interest  expense increased $115,000, in the first six months  of
fiscal  2000,  to  $1.9  million.   This  increase  is  primarily
attributable to increased interest rates.

As a result of these factors, the Company reported a net loss of $134,000, or $.03 per share for the six month period ended March
31, 2000, compared to a net loss of $335,000 or $.07 per share for the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2000, operations provided net cash of $1,498,000. This is largely due to a decrease in inventory of $1,934,000 and trade accounts receivable of $538,000, plus a non-cash item of depreciation and amortization of $895,000. These were partially offset by a decrease in accounts payables and other accrued expenses of $1,808,000.

Investing  activities  consist mainly of routine  replacement  of computer equipment and leasehold improvements. Capital expenditures were $162,000 during the first six months of fiscal 2000 compared to $292,000 during the same period of the previous fiscal year. The Company anticipates making capital expenditures of approximately $250,000 during the remainder of the current fiscal year.

Financing activities during the six months of fiscal 2000 consumed $1,339,000 of cash. This is primarily due to decreased net borrowings under the Company's credit facility and payments on long-term debt. As of May 12, 2000 the Company had $2.3 million available under its revolving credit facility.

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



<PAGE 12>
The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. In the absence of unforeseen circumstances, the Company anticipates that these sources will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its liquidity needs for the next twelve months.

Year 2000

The Company has experienced no Year 2000 disruptions with vendors, customers, or the Company's own software or hardware as of May 12, 2000.

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.

Business Segment Information

Effective September 30, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. Comparative information for earlier years has been restated. Restatement of comparative information for interim periods in the initial year of adoption is to be reported for interim periods in the second year of application. The Company reports its operating results in two segments: direct distribution and full service distribution. Segment selection was based on internal organizational structure, the way in which the operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.


<PAGE 13>
Information concerning the Company's Business Segments for the six months of fiscal years 2000 and 1999, is as follows (dollars in thousands):

                                           2000           1999

   Net Sales to Customers
       Full Service Distribution          $51,756        $53,294
       Direct Distribution                  8,669          8,922
     Total Net Sales to Customers         $60,425        $62,216

   Operating Income
      Full Service Distribution            $1,551           $991
       Direct Distribution                    (26)           117
     Total Operating Profit                $1,525         $1,108
   Interest Expense                        (1,920)        (1,805)
   Other Income                               179            156
   Consolidated Loss Before taxes           ($216)         ($541)

   Identifiable Assets
       Full Service Distribution          $70,397        $71,262
       Direct Distribution                  6,108          6,412
     Total Identifiable Assets            $76,505        $77,674

   Capital Expenditures
       Full Service Distribution            $158            $285
       Direct Distribution                     4               7
     Total Capital Expenditure              $162            $292

   Depreciation and Amortization
       Full Service Distribution            $815            $712
       Direct Distribution                    80              95
     Total Depreciation and
   Amortization                             $895            $807

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      (a)   The Company held its Annual Meeting of Shareholders  on
March 15, 2000.

          (b) At said Annual Meeting of Shareholders the following nominees were elected to the Board of Directors for a term of two years ending in 2002:


<PAGE 14>
                    Eli N. Futerman
                    William A. Buckingham
                    Nathan Lewinger
                    Gordon E. Forth

     The number of votes cast for the election of directors were as follows:

                                                    Votes
                                   Votes For      Withheld

          Eli N. Futerman               2,734,797      261,259
          William A. Buckingham         2,734,797      261,259
          Nathan Lewinger               2,734,797      261,259
          Gordon E. Forth               2,734,797      261,259


     There were no broker non-votes.

      The terms of the following directors, expiring in 2001, continued after the meeting:

                    Daniel J. Chessin
                    Stephen B. Ashley
                    E.   Philip Saunders


Item 5.  Other

The Company believes that iAutoparts.com is an innovative approach to the auto parts aftermarket distribution model. It will extend the Company's reach directly to the consumer, entering new geographical and customer markets, and further expand its distribution mix. As of March 31, 2000, more than 4,142 users registered vehicles on iAutoparts.com and the Web site experienced in excess of 3.8 million page views ("hits") since the inception of this site. iAutoparts.com is the first online automotive parts store powered by the industry's leading CCI/Triad ePartExpert electronic parts catalog. The Web site guides users through a logical search to ensure accurate automotive parts selection. ePartExpert provides technical tips, parts specifications and suggestions for related parts. iAutoparts.com offers more that two million nationally branded automotive hard parts and maintenance items in inventory, representing in excess of $42.6 million in automotive parts on hand and available for immediate delivery. To date, iAutoparts has had nominal sales.


<PAGE 15>


Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                            (Registrant)



                                   By:  s//Eli N. Futerman
                                      Eli N. Futerman
                                      President and C.E.O.



                                   By:  s//Peter J. Adamski
                                      Peter J. Adamski
                                  Vice President - Finance and
                                    Chief Financial Officer



Dated:  May  12, 2000


<PAGE 16>


                           Exhibit 27

     Selected financial information as required for Edgar electronic filing for the six months ended March 31, 2000.