Form 10-Q
period 2000-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-08-14
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        June 30, 2000

Commission File Number                                 0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                16-0467030
(State or other jurisdiction of (I.R.S. Employer Identification (No.)
 incorporation or organization)

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

<PAGE 1>
YES    X            NO

Number of shares outstanding of the registrant's common stock, par value $.01 per share, on August 14, 2000; 4,745,014.


                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index


                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 2000 and September 30, 1999

          Condensed Consolidated Statements of Operations - for the nine months and three months ended June 30, 2000 and June 30, 1999

          Condensed Consolidated Statements of Cash Flows - for the nine months ended June 30, 2000 and June 30, 1999

          Condensed Consolidated Statements of Comprehensive
          Income - for the nine months and three months ended
          June 30, 2000, and June 30, 1999

          Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.   Other

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

<PAGE 2>


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)


ASSETS                      June 30, 2000    September 30, 1999
                             (Unaudited)
Current Assets:
  Cash                                $80                    $81
 Marketable Security                    0                    685
 Trade Accounts
   Receivable (Net of
   Allowance for
   Doubtful Accounts)              17,358                 17,577
 Inventory                         43,521                 44,501
 Other Current Assets               2,966                  3,009
Total Current Assets               63,925                 65,853

Property, Equipment,
  and Leasehold
  Improvements, net                 6,121                  6,892
Other Assets                        6,762                  6,978

Total Assets                      $76,808                $79,723

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of
    Long-Term Debt and
    Capital Lease
    Obligations                    $1,255                 $1,541
  Accounts Payable                 10,622                 12,377
  Compensation Related
    Liabilities                     1,254                  1,673
  Discontinued
    Operations                        458                    604
  Other Accrued
    Expenses                        4,844                  4,271
Total Current
  Liabilities                      18,433                 20,466

<PAGE 3>

Obligations Under
  Credit Facility                  36,791                 36,611
Notes Payable-Officers
  and Affiliates                    1,445                  1,445
Long-Term Debt                      1,985                  1,995
Capital Lease
  Obligations                       2,893                  3,196
Other Liabilities                   1,424                  2,237
Total Liabilities                  62,971                 65,950

Shareholders' Equity:
  Common Stock
    value $.01 per
    share; authorized
    20,000,000 shares;
    issued and
    outstanding
    4,745,014)                         47                     47
Additional Paid-in
  Capital                          25,975                 25,975
Retained Earnings                 (12,185)               (12,339)
Accumulated Other
  Comprehensive Income                  0                     90
Total Shareholders'
  Equity                           13,837                 13,773

Total Liabilities and
  Shareholders' Equity            $76,808                $79,723

The accompanying notes integral part of the financial statements.



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
(In Thousands, except for share
and per share data)
(Unaudited)

<PAGE 4>

                                          For the Nine
                                          Months Ended
                                     June 30,        June 30,
                                       2000            1999

Net Sales                                $93,889         $97,260
Cost of Products Sold                     58,013          61,090

Gross Profit                              35,876          36,170

Selling, General and
  Administrative Expense                  31,930          32,544
Depreciation and Amortization              1,338           1,233

Operating Income                           2,608           2,393


Interest Expense                          (2,938)         (2,696)
Interest and Service Charge
  Income                                     267             235
Gain on Sale of Marketable
  Security                                   196               0
Income from Equity Investment                119               0


Income (Loss) Before Taxes                   252             (68)

Income Tax Expense (Benefit)                  98             (26)

Net Income (Loss)                           $154            ($42)

Basic and Diluted Earnings
  Per Share:

Net Income (Loss)                          $0.03          ($0.01)

Basic and Diluted Weighted
  Average Number of Shares             4,745,014       4,745,014

<PAGE 5>

The accompanying notes are an integral part of the financial statements.



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
(In Thousands, except for share
and per share data)
(Unaudited)
                                         For the Three
                                          Months Ended
                                     June 30,        June 30,
                                       2000            1999
Net Sales                                $33,464         $35,044
Cost of Products Sold                     20,884          22,173

Gross Profit                              12,580          12,871

Selling, General and
  Administrative Expense                  11,001          11,160
Depreciation and Amortization                443             426

Operating Income                           1,136           1,285


Interest Expense                          (1,018)           (891)
Interest and Service Charge
  Income                                      88              79
Gain on Sale of Marketable
  Security                                   196               0
Income from Equity Investment                 66               0

Income (Loss) Before Taxes                   468             473

Income Tax Expense (Benefit)                 180             180

Net Income (Loss)                           $288            $293

<PAGE 6>

Basic and Diluted Earnings
  Per Share:
Net Income (Loss)                          $0.06           $0.06

Basic and Diluted Weighted
  Average Number of Shares             4,745,014       4,745,014

The accompanying notes are an
integral part of the
financial statements.



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                              For the              For the
                         Nine Months Ended    Nine Months Ended
                           June 30, 2000        June 30, 1999
Cash flows from
  operating
  activities:
  Net income (Loss)                    $154                 ($42)
  Adjustments to
    reconcile net
    income to net
    cash provided by
    (used in)
    operating
    activities:
    Depreciation and
      amortization                    1,338                1,233
  Provision for
    doubtful accounts
    and notes                           397                  389

<PAGE 7>

Change in assets and
  liabilities:
  Trade receivables                    (178)              (2,616)
  Inventory                             980                  109
  Other assets                          591                  230
  Accounts payable
    and other
    accruals                         (2,516)                 (46)

Net cash provided by
  (used in) operating
  activities                            766                 (743)

Cash flows from
  investing
  activities:
  Additions to
    property,
    equipment and
    leasehold
    improvements net                   (349)                (378)
Net cash used in
  investing
  activities                           (349)                (378)

Cash flows from
  financing
  activities:
 Net borrowings under
   line of credit                       178                1,256
 Proceeds from long-
  term debt and
  demand notes                          248                  182
 Payments of long-
  term debt and
  demand notes                         (491)                (223)
 Payment of notes
  payable-officers
  and affiliates                        (77)                 (91)
 Payment of capital
  lease obligations                    (276)                (250)

<PAGE 8>

Net cash (used in)
 provided by
 financing activities                  (418)                  874

Net decrease in cash                     (1)                 (247)
Cash at beginning of
 period                                  81                   329

Cash at end of period                   $80                   $82

Supplemental
 disclosures of cash
 flow information
  Cash paid during
   the Nine month
   period for:
    Interest                         $2,672               $2,436

    Income taxes                        $56                  $32

The accompanying
notes are an integral
part of the
financial statements.


                 HAHN AUTOMOTIVE WAREHOUSE, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (In Thousands)
                           (Unaudited)

                              For the 9 Months  For the 3 Months
                                ended June 30     ended June 30

                              2000    1999        2000    1999


Net Income (Loss)           $154     ($42)      $288    $293
Unrealized Loss on
Marketable Securities,
 Net of Tax                 ($90)    ($66)     ($116)   ($23)

Comprehensive Net Income
 (Loss)                     $64     ($108)      $172    $270

<PAGE 9>

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

Operating results for the nine month period ended June  30,  2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Reclassifications

Certain reclassifications of Fiscal 1999 financial statements and related footnote amounts have been made to conform to the Fiscal
2000 presentation.


<Page 10>


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

  BASIC AND DILUTED EARNINGS PER SHARE


                                                 Nine Months
                                               Ended June  30
                                          2000             1999


Basic and Diluted Shares Outstanding:
   Weighted average number of
    shares outstanding               4,745,014  4,745,014

  Net income (Loss)                       $154        ($42)

  Basic and Diluted EPS                   $.03       ($.01)

The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of June 30, 2000.

3.  Marketable Security

During the quarter ended June 30, 2000 the Company sold the zero coupon bond it had classified as available-for-sale, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon sale, the Company realized a pre-tax gain of $196,000, which is presented separately in the condensed consolidated statements of income and reversed the accumulated comprehensive income, net of tax, that had been recorded since the company adopted SFAS No. 115.

4.  Equity Investment

The Company owns 100% of H.F.V., Inc. The Company accounts for this investment under the equity method. The Company's share of H.F.V. Inc.'s income for the nine month and three month periods ended June 30, 2000 is presented separately in the condensed consolidated statements of income. Prior year amounts were not material.


<PAGE 11>


5.  Debt (in thousands)

Long-term debt consists of the following:

                                        6/30/00        9/30/99

Credit Facility Agreement               $37,291        $37,113
Notes Payable-Officers and Affiliates     1,445          1,522
Other Long-term Debt                      2,341          2,585
Less Current Maturities                    (856)        (1,169)

                                        $40,221        $40,051

The Company's credit facility agreement, which expires on October 22, 2002, provides for a revolving credit note, subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. The 30 Day LIBOR and the prime rates were 6.69% and 9.50%, respectively, on June 30, 2000.

As of August 14, 2000, the Company had an outstanding balance of $36.9 million under the Credit Facility Agreement with an availability of $2.6 million.

Borrowings outstanding under the Credit Facility Agreement are collateralized by substantially all of the Company's assets. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in addition to tangible net worth, fixed charge ratio, minimum tangible net worth and minimum fixed charge coverage ratio requirements. The Company was in compliance with all covenants, as amended, on June 30, 2000.

The Company has outstanding promissory notes ("Notes") with the estate of the former Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company, in the original aggregate amount of $2,150,000.00. The Notes, which are due in October, 2003, bear interest, which is payable monthly, at the annual rate of 12%. The Company is also subject to a number of other debt agreements, including a mortgage, which comprise the balance of the long-term debt.


<PAGE 12>

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item 2.   Management's  Discussion and Analysis of Financial
                Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, for the fiscal year ended September 30,1999, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider all such factors listed in the 1999 Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Results of Operations - three months ended June 30, 2000, compared to three months ended June 30, 1999.

The Company's net sales for the fiscal quarter ended June 30, 2000 declined $1.5 million to $33.5 million, from $35.0 million, for the same fiscal quarter of the previous year. This 4.3% decrease resulted from the general softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition at all levels of distribution in the automotive aftermarket industry. For the quarter, on a comparable location basis, net sales decreased by 4.9% at the Full Service Distribution Centers (partially the result of the acquisition of two independent Auto Value customers that are now operated as Advantage Auto stores), .1% at the Advantage Auto Stores, and .2% at the Direct Distribution Centers.

Gross profit for the current quarter decreased $291,000 as compared to the third quarter of Fiscal 1999. Gross profit expressed as a percentage of net sales increased to 37.6% compared to 36.7% for the same quarter of the prior fiscal year.

Selling, general and administrative expense decreased approximately $200,000 from $11.2 million in the third quarter of Fiscal 1999, to $11.0 million for the comparable quarter of Fiscal 2000. This dollar decrease is primarily the result of the Company's effort to control operating expenses which were partially offset by the increase in fuel costs. As a percentage of net sales, selling, general and administrative expense increased from 31.8% for the third quarter in Fiscal 1999 to 32.9% during the same quarter of Fiscal 2000. This percentage change is due almost entirely to the decline in net sales.


<PAGE 13>

Depreciation and amortization increased $17,000 from $426,000 during the corresponding quarter last year, to $443,000 during the third quarter of the current fiscal year. This increase is primarily attributable to the depreciation of capital additions, partially offset by certain assets becoming fully depreciated.

As a result of the factors discussed above, operating income decreased approximately $200,000 from $1.3 million in the third quarter of the previous fiscal year, to $1.1 million in the current year's third quarter. As a percentage of net sales, operating income decreased to 3.4% from 3.7% in the same quarter of Fiscal 1999.

Interest expense increased approximately $100,000 to $1.0 million from $900,000 for the same quarter of the previous fiscal year. This increase is the result of higher average interest rates on borrowings outstanding during the quarter compared to the same quarter last year.

As a result of the factors discussed above, mitigated by the income recognized from the sale of the marketable security and the Company's equity investment, net income decreased $5,000 to $288,000 or $.06 per share, from $293,000 or $.06 per share for the same quarter of last year. Without the income from the sale of security and the income from equity investment the net income would have been $.03 per share for the third quarter of Fiscal Year 2000 compared to $.06 per share for the same quarter of Fiscal Year 1999.

Results  of  Operations  -  nine months  ended  June   30,  2000,
compared to nine months ended June 30, 1999.

The Company's net sales decreased $3.4 million or 3.5% from $97.3 million for the nine months ended June 30, 1999 to $93.9 million for the corresponding nine months of Fiscal Year 2000. The major causes of the net sales decline were the general softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution . During this nine month period the Company closed one Direct Distribution center, three under-performing Advantage Auto Stores. Such closures also contributed to the decrease in net sales. On a comparable location basis, compared to the same period during the previous fiscal year, net sales increased by 2.7% at the Advantage Auto Stores, 4.1% at the Direct Distribution Centers and declined by 6.2% at the Full Service Distribution Centers. The decrease at the full service distribution centers is partially due to the Company's acquisition of two stores which were previously customers of the distribution centers, which now operate as Advantage Auto Stores.

<PAGE 14>

Gross profit for the first nine months of the current fiscal year decreased by approximately $300,000 to $35.9 million, from $36.2 million, for the same period of the previous fiscal year. As a percentage of net sales, gross profit increased to 38.2% from 37.2% for the previous year. This percentage increase is primarily due to the increase in Advantage Auto Stores net sales, which generate higher margins, as a percentage of total Company net sales and a focused effort to sell slow moving product at a better margin.

Selling, general and administrative expense declined approximately $600,000 from $32.5 million for the first nine months of Fiscal 1999 to $31.9 million for the same period of
Fiscal 2000. This is primarily due to the Company's efforts to control and reduce expenses which was partially offset by the increase in fuel prices. As a percentage of net sales, selling, general and administrative expense increased to 34.0% from 33.5% in the previous fiscal year. This percentage increase was primarily due to the decline in sales, as discussed above.

Depreciation and amortization increased approximately $100,000 from $1.2 million in Fiscal 1999 compared to $1.3 million for the first nine months of Fiscal Year 2000. This increase is attributable to the depreciation of capital additions, partially offset by certain assets becoming fully depreciated.

As a result of the factors discussed above, operating income increased from $2.4 million for the first nine months of Fiscal 1999 to $2.6 million for the first nine months of Fiscal 2000. As a percentage of net sales, operating income increased to 2.8% from 2.5% for the same nine month period of Fiscal 1999.

Interest expense increased approximately $200,000 in the first nine months of Fiscal 2000 to $2.9 million, from $2.7 million, for the same nine months of Fiscal 1999. This increase is attributable to higher interest rates on borrowings outstanding during the current nine month period compared to the same period during the previous fiscal year.

As a result of these factors, as well as the income recognized from the sale of the marketable security and the Company's equity investment, the Company showed a net profit of $154,000, or $.03 per share for the nine month period ended June 30, 2000, compared to net loss of $42,000 or $.01 per share for the first nine months of Fiscal 1999.

<PAGE 15>

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of Fiscal 2000, operations generated net cash of $766,000. This is largely due to the non-cash item of Depreciation and Amortization which was partially offset by a decrease in the Company's working capital.

Cash used in investing activities consists primarily of routine replacement of computer equipment and store improvements and the fixtures related to the two Advantage Auto Stores acquired during the third quarter of fiscal year 2000. Capital expenditures were $349,000 during the first nine months of the current year as compared to $378,000 for the same period of fiscal year 1999.

Financing activities consumed $418,000 of cash during the first nine months of the current fiscal year. This was primarily due to payments on long-term debt, partially offset by an increase in borrowings on the credit facility. As of August 14, 2000 the Company had $2.6 million available under its revolving credit facility.

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

The Company's principal sources of liquidity for its operational requirements are internally generated funds, borrowings under its revolving credit facility, leasing arrangements and extended payment terms from vendors. In the absence of unanticipated circumstances, the Company expects that these sources will provide sufficient working capital to operate its business, make necessary capital expenditures and to meet its liquidity needs for the next twelve months.

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.

<PAGE 16>

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

Information concerning the Company's Business Segments for the nine months of Fiscal Years 2000 and 1999, is as follows (dollars in thousands):

                                            2000         1999

   Net Sales to Customers
       Full Service Distribution            80,489      $83,130
       Direct Distribution                  13,400       14,130
     Total Net Sales to Customers           93,889      $97,260

   Operating Income
      Full Service Distribution             $2,579       $2,090
       Direct Distribution                      29          303
     Total Operating Profit                 $2,608       $2,393
   Interest Expense                         (2,938)      (2,696)
   Other Income                                 82          235
   Consolidated Income (Loss) Before          $252         ($68)
   taxes

   Identifiable Assets
       Full Service Distribution           $70,604      $72,187
       Direct Distribution                   6,204        6,734
     Total Identifiable Assets             $76,808      $78,921

   Capital Expenditures
       Full Service Distribution              $341         $364
       Direct Distribution                       8           14
     Total Capital Expenditures               $349         $378

   Depreciation and Amortization
       Full Service Distribution            $1,218       $1,090
       Direct Distribution                     120          143
     Total Depreciation and                 $1,338       $1,233
   Amortization

<PAGE 17>

PART II.  OTHER INFORMATION

Item 5.  Other

By letter dated July 26, 2000 the NASDAQ Small Cap Market notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the last 30 consecutive days as required for
continued listing  on  the  NASDAQ Small Cap Market.   The  Company
will be provided 90 calendar days, or until October 24, 2000, to regain compliance. If the Company is unable to demonstrate compliance by that date, its common stock will be delisted on October 26, 2000 unless it seeks a hearing before the NASDAQ Listing Qualifications Panel which stays delisting until the panel makes a decision. If delisted, the stock would trade through the OTC Belletin Board which is a regulated quotation service of the NASDAQ Stock Market, Inc.

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



                                   HAHN AUTOMOTIVE WAREHOUSE, INC.
                                      (Registrant)



                                   By:  s//Eli N. Futerman
                                      Eli N. Futerman
                              President and Chief Executive Officer



                                   By:  s//Albert J. Van Erp
                                      Albert J. Van Erp
                                  Vice President - Controller

Dated:  August 14, 2000

<PAGE 18>

                           Exhibit 27

     Selected financial information as required for Edgar electronic filing for the nine months ended June 30, 2000.