Form 10-Q/A
period 2000-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-08-28
CIK 888781

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

Information concerning the Company's Business Segments for the nine months of Fiscal Years 2000 and 1999, is as follows (dollars in thousands):

                                            2000         1999

   Net Sales to Customers
       Full Service Distribution            80,489      $83,130
       Direct Distribution                  13,400       14,130
     Total Net Sales to Customers           93,889      $97,260

   Operating Income
      Full Service Distribution             $2,579       $2,090
       Direct Distribution                      29          303
     Total Operating Profit                 $2,608       $2,393
   Interest Expense                         (2,938)      (2,696)
   Other Income                                582          235
   Consolidated Income (Loss) Before          $252         ($68)
   taxes

   Identifiable Assets
       Full Service Distribution           $70,604      $72,187
       Direct Distribution                   6,204        6,734
     Total Identifiable Assets             $76,808      $78,921

   Capital Expenditures
       Full Service Distribution              $341         $364
       Direct Distribution                       8           14
     Total Capital Expenditures               $349         $378

   Depreciation and Amortization
       Full Service Distribution            $1,218       $1,090
       Direct Distribution                     120          143
     Total Depreciation and                 $1,338       $1,233
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