Form 10-K
period 2000-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2000-12-19
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended:      Commission File Number
    September 30, 2000                  0-20984


                HAHN AUTOMOTIVE WAREHOUSE, INC.
    (Exact name of Registrant as specified in its Charter)


       New York                        16-0467030
(State of Incorporation)   (I.R.S. Employer Identification No.)

         415 West Main Street, Rochester, New York  14608
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number,including area code:

                         (716) 235-1595.

Securities registered pursuant to Section 12(b) of the Act and the Exchange on which such securities are registered:

COMMON STOCK, PAR VALUE $0.01 PER SHARE    NASDAQ SMALLCAP
MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

<PAGE 1>

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 7, 2000, (based upon the closing price of $0.625 on that day, as reported on the NASDAQ SMALLCAP MARKET) was approximately $1,069,214. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of December 15, 2000: 4,745,014.

               Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after September 30, 2000, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

                             PART I
Item 1.   BUSINESS

(a)  General Development of Business

This Annual Report on Form 10-K ("Form 10-K") contains forward looking statements. Forward-looking statements, which were based upon certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the word "believes", "expects", "intends", "anticipates", "plans to", "estimates", "projects" or similar expressions. Hahn Automotive Warehouse, Inc. desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. Such cautionary statements are set forth under the heading "Important Information Regarding Forward-Looking Statements" located in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. All references to a "Fiscal" year refer to the twelve (12) month period ended September 30 of such year.

<PAGE 2>

Hahn Automotive Warehouse, Inc. was incorporated in the State of New York in 1958. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the term "Company" refers to Hahn Automotive Warehouse, Inc. and its consolidated subsidiaries.

The Company is engaged in the sale of automotive aftermarket products to commercial service establishments on a regional basis and to consumers via the internet. The Company's traditional business is conducted through ten full-service distribution centers, four specialty distribution centers, seven direct distribution centers and 77 jobbing stores that operate in the same areas as the Company's full-service distribution centers generally under the name Advantage Auto Stores, except in the Dayton, Ohio area, where the Company's jobbing stores operate under the name Genuine Auto Parts. The Company's operations are located along the Eastern Seaboard and in the Midwest.

The Company, through its wholly-owned subsidiary iAutoparts, Inc. ("iAutoparts"), operates iAutoparts.com, an online automotive parts store. iAutoparts extended the Company's reach directly to the consumer, entering new geographical and customer markets, and further expanded its distribution mix. To date, iAutoparts has had a nominal financial impact on the Company.

The Company's wholly owned subsidiary, H.F.V. Inc. owns debt and a 37.5% equity investment in Autoworks, Ltd. a distributor of automotive aftermarket products, based in Tel Aviv, Israel.

(b)  Narrative Description of Business

The  Company's operations are contained in two industry
segments: wholesale   sale  of  automotive  aftermarket
products   through traditional  and  direct  distribution
methods.   Below   is   a description of each segment.

Industry Overview

The market is composed of two basic segments: Passenger car and light truck products and heavy duty truck products. The Company operates in the passenger car and light truck market, and currently has a minor presence in the heavy duty truck market. The market for passenger car and light truck products has two basic sales channels: (i) wholesale or installed parts service, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, and (ii) retail, serving doit-yourself ("DIY") retail customers.

<PAGE 3>

The  wholesale  segment is the Company's primary area  of
focus. Traditionally, the wholesale segment has distributed automotive parts using a three-step or full-service distribution process. With full-service distribution, parts manufacturers deliver parts to warehouse distributors, who then deliver to local jobbers who sell individual parts to end
users  for  installation.   Fullservice  distribution  allows
jobbers to provide rapid parts availability to local area professional installers, including service stations, garages and major accounts. The Company's fullservice distribution centers and jobbing stores operate in this market.

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

Distribution Business

The Company purchases nearly 150,000 automotive aftermarket
stock keeping  units  ("SKUs"), consisting predominately of
nationally branded  automotive  hard parts, as well  as
maintenance  items, accessories  and private label products, from 240  manufacturers, and  distributes these products through its distribution  network to approximately 1,050 independent jobbing stores and 77 Companyowned  jobbing  stores,  which
operate  principally  under   the Advantage  Auto  Stores  name.
These jobbers supply automotive parts to commercial establishments performing automotive services and, to a much lesser extent, the DIY
market.   The  Company's distribution  network  consists of ten
full-service  distribution centers,  four  specialty
distribution  centers,  seven   direct distribution centers and
77 Advantage Auto jobbing stores located along  the  Eastern
Seaboard and in the  Midwest.   The  Company generally  does
not sell tires or perform automobile repairs or installations through either its distribution centers or jobbing operations.

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

<PAGE 4>

Strong Customer Relationships and Trained Work Force - The Company is a customer driven company built on strong, long-
term relationships.   The Company provides operational  support
to its customers on a regular basis to assist them in many aspects of their businesses. In addition, the Company maintains trained and experienced sales and distribution center personnel to assist jobbers in selecting parts and filling their inventory needs.

Growth in Existing Markets - The Company seeks to build its revenue base in existing markets by (i) adding new jobbing
store customers within    territories    presently    served,
and (ii) encouraging existing accounts to purchase additional product lines from the Company.

Leadership  in  Aftermarket Auto  Parts  Alliance  Programmed
Distribution   Group  -  Aftermarket  Auto  Parts  Alliance,
Inc. ("AAPA") (formerly Auto Value Associates, Inc. ("Auto Value")) is an independent national purchasing and marketing
program  in  the automotive aftermarket.   The  Company  seeks
to   convert its independent  jobbing customers to the AAPA
Auto Value program, as the Company believes AAPA's Auto Value purchasing and marketing programs are beneficial to
the  jobbers  and  result  in   such customers  purchasing  the
preponderance of their  inventory  needs from the Company.

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

<PAGE 5>

The Company's customers purchase name-brand products and privatelabel products which carry a larger gross profit margin. These private-label products, marketed under the Parts Master label, are manufactured by a variety of vendors for
members of the  AAPA  Auto Value   programmed  distribution
group.   Parts  Master   products accounted for approximately
21.1%, 19.9% and 17.8% of the Company's net  sales, in Fiscal
2000, 1999 and 1998, respectively,  with  the remainder   of
net  sales  derived  from  manufacturer's   branded products.
Since Parts Master brand products have higher profit margins than name brand products, the Company continually seeks ways to expand sales of Parts Master products, in some instances by having national brand manufacturers supply products under this label.

Distribution Centers

Central  to  the Company's strategy of
providing rapid distribution of  a broad variety of parts is a distribution network comprised of three  varieties  of
distribution centers:   full-service,  direct distribution and
specialty (which consist of pick-up and accessory distribution centers).



     Full-Service Distribution Centers

Full-service  distribution centers distribute to jobbers
within a radius of approximately 150 miles, and nine of them serve as hubs for a surrounding network of Company-owned Advantage Auto Stores. The Company extends the distribution area of three of its fullservice distribution centers with
smaller  pick-up  distribution centers.   These  pick-up
distribution centers carry specialized inventory categories, with lower inventory turns, for customer pickup when needed, to supplement regular deliveries from the fullservice distribution center. The Company also operates a specialty distribution center to centralize the purchasing and distribution of accessory items.

The Company, in total, operates ten full-service distribution centers, three pick-up distribution centers
and  one  accessory distribution   center.   The  inventory
carried  by   full-service distribution centers generally range
from approximately 33,500 to over 75,500 SKUs, while the pick-up distribution centers stock, on average, approximately 19,000 SKUs and the accessory distribution center stocks selected items.

Each  full-service distribution center employs a  General
Manager, sales force, clerical, stock-handling and delivery employees. Customers may place their stock orders by computer, telephone, fax or in person at service counters.

<PAGE 6>

     Direct Distribution Centers

The Company operates seven (7) direct distribution centers, one of which does business under the Professional Auto Warehouse
("PAW") name  in  Albany,  New  York.   The  Company  has
selected direct distribution center locations that it has acquired or has opened based upon a high concentration of
repair bays  and  competitive rent.   On  September 22, 2000,
the Company closed its Professional Auto Warehouse location in Harrisburg, Pennsylvania. The Company has no plans to replace the PAW Harrisburg location.

The Company believes that its direct distribution centers carry a more complete inventory selection than most other
national  direct distributors.     The  average  Company
direct  distribution  center stocks  approximately  23,000
SKU's, with the largest stocking approximately 51,000 SKU's. In addition to parts, the direct distribution centers also supply professional installers with equipment and tools. Each direct distribution center maintains a delivery fleet to provide professional installers with rapid delivery of parts orders.

Aftermarket Auto Parts Alliance Program

The Company is a member of AAPA (formerly Auto Value Associates, Inc.), an independent corporation which was created by a merger with All Pro/ Bumper to Bumper, another large programmed automotive parts buying group, in July 1999. This union increased the size and buying power of Auto Value, which provides to its shareholders the benefits of collective purchasing power under arrangements which it negotiates with vendors from whom its shareholders may purchase inventory. AAPA neither purchases nor sells automotive parts and is not involved in the chain of distribution.

AAPA offers its shareholders value-added marketing, merchandising, advertising and promotion and interior and
exterior design  layout for   delivery  to  the  participating
jobber customers of its shareholders. AAPA also offers its shareholders access to privatelabel products under the Parts Master name.

AAPA requires its shareholders to participate in its purchasing programs to a specified degree and to contribute equally toward its operating expenses. Shareholders, whose jobber customers participate in the marketing service of the Auto Value program, are required to pay a basic fee plus charges for goods and services provided under the program.

Eli N. Futerman, President and Chief Executive Officer of the Company, is a past Chairman and currently a director and Treasurer of AAPA. The Company does not believe that any material conflicts of interests exist as a result of Mr. Futerman's positions in the Company and AAPA.

<PAGE 7>

Jobber Services

The Company's extensive inventory line provides jobber customers with the opportunity to purchase aftermarket products from a single source, which affords its jobber customers the opportunity to reduce operating expenses and improve inventory planning and control.

The Company provides support to its customers through its account executives who visit them on a regular basis,
advising  such customers   on  products  and  services,
assisting   in   solving logistical, marketing, merchandising
and other problems,  as  well as   soliciting  increased
purchases  from  the  Company.   These customer support
services are supplemented by manufacturers' sales representatives who periodically call on the Company's customers on behalf of the Company and by annual trade shows
at  Company locations.   In  Fiscal  2000, the Company  held
trade  shows  in Dayton, Ohio and Goldsboro, North Carolina.

The Company provides value-added services to its jobber customers that participate in the AAPA programmed distribution group. Through the AAPA program, the Company assists its participating jobber customers in marketing, merchandising, inventory management and control, store appearance, advertising and product promotion.

During Fiscal 2000, 29 of the Company's independent jobber customers joined the AAPA program through the Company and 24 independent jobber customers resigned or were terminated from the program. As of October 31, 2000, 273 of the Company's independent jobber customers and all of the Company-owned jobbing stores participated in the AAPA marketing program.

Advantage Auto Stores

To support its distribution center business, the Company operates a chain of jobbing stores under the Advantage Auto Stores name, except for certain Company-owned jobbing stores which operate under "Genuine Parts Company" in Dayton, Ohio, "Finn Auto Parts" in Canandaigua, New York and
"Eagle Auto Parts" in East Rochester, New  York.   References
to Advantage Auto Stores in this report include these jobbing stores. The Advantage Auto Stores are located only in regions supplied by the Company's full-service distribution centers. As of October 31, 2000, the Company owned and operated a total of 77 Advantage Auto Stores.

As the Advantage Auto Stores are members of the AAPA program, they typically feature certain consistent appearances and
merchandising programs.   The  stores emphasize knowledgeable
sales  people  and rapid   availability  of  parts  with  daily
truck   deliveries. Approximately nine years ago, the Company
embarked  on  a  jobbing store   remodeling  project.   During
Fiscal  2000,  the  Company remodeled  nine  jobbing  stores,
leaving  seven  stores  to   be remodeled.   The  Company plans
to remodel or relocate six more jobbing stores in the next fiscal year.

<PAGE 8>

iAutoparts

On July 6, 1999, the Company, through its wholly-owned subsidiary, iAutoparts, Inc., launched iAutoparts.com, its online automotive parts store available 24 hours a day. iAutoparts.com was the first online automotive parts store powered by the industry's leading CCI/Triad ePartExpert electronic parts catalog. The Web site guides users through a logical search to ensure accurate automotive parts selection. ePartExpert provides technical tips, parts specifications and suggestions for related parts.

iAutoparts.com is operated by iAutoparts, Inc., a wholly-owned subsidiary of the Company, with the assistance of its information technology service provider, CCI/Triad, located in Austin, Texas. iAutoparts has a direct relationship with parts manufacturers which enables it to provide rapid delivery of hard-to-find parts. All iAutoparts.com orders have been fulfilled from the Company's full service distribution center in Rochester, New York. To date, iAutoparts has had a nominal financial impact on the Company.

iAutoparts, Inc., has joined in the formation of Internet Autoparts, Inc., ("IAP") a new internet company that will provide the automotive aftermarket's first industry-sponsored, web-based parts ordering and communications platform linking automotive service providers and the wholesale distributors who supply them with automotive aftermarket products. IAP intends to focus on three major initiatives in the automotive aftermarket parts industry: business-to-business ("B2B") from the professional service dealer to local auto parts stores and warehouses, business-to-consumer ("B2C") from the "do-it-yourselfer" to local auto parts stores and other suppliers; and B2C from the "do-itfor-me" consumer to service dealers. IAP's primary objective is the creation and launch of a quality B2B
service.   No  specific date  has  been announced for the
launch of IAP's internet parts ordering and communications site.

H.F.V. Inc.

A subsidiary of the Company, H.F.V. Inc. owns a 37.5% interest in Autoworks, Ltd., a corporate joint venture, which distributes automotive aftermarket products in Tel-Aviv, Israel. (See Note 4, in Part III of the Financial Statements and comments in Item 7 of Results of Operations in Fiscal
2000.)

<PAGE 9>

Purchasing

All   product   selection  and  purchasing  functions   for the
distribution centers and the jobbing stores are centralized at the Company's headquarters in Rochester, New York, except for accessory products which are purchased by management
of  the specialty   distribution  center.   The  Company
purchases its products from approximately 240 suppliers which ship directly to the Company's direct and full-service
distribution centers.   In most  areas, the Company sources
each of its product lines from one supplier, although most automotive parts categories have more than one competitive supplier. Inventory purchases are based upon quality, price, service, market conditions and, where appropriate, brand recognition. Suppliers' programs are reviewed periodically to evaluate product mix, quality, pricing and service.

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

In Fiscal 2000, the Company's 15 largest suppliers accounted for approximately 76.2% of its total distribution center purchases, and its largest supplier accounted for approximately
16.4% of its distribution   center  purchases.   The  Company
considers its relationships with its suppliers to be good and believes that alternate sources of supply exist at substantially similar costs for substantially all products
which it stocks.   The  Company's suppliers are generally able
to meet its demand for products.

Inventory Control and Management Information System

The Company's management information system is an important element in its strategy of maintaining margins while offering its customers competitive prices and rapid delivery of a wide variety of products. The fully integrated, real-time system, which was designed for general use by distributors in the automotive parts aftermarket, operates on mainframe computers located at the Company's Rochester, New York, headquarters and links all of the Company's distribution centers. The system enables the Company's Advantage Auto Stores and independent jobbing customers to telecommunicate directly with the Company. A majority of the Company's independent jobber customers have the capability to access pricing and product availability
information  from  the Company's  computer  system.   This
automated  electronic   link streamlines  and  hastens  the
order process by enabling the Advantage Auto Stores, as well as the independent jobbing customers to determine product availability and electronically order products, eliminating the need to telephone or visit a distribution center directly to place an order.

<PAGE 10>

Advertising

The   Company's  Advantage  Auto  Stores  promote  broad
product availability, competitive prices and customer service through direct mail and local media, including
newspapers, yellow  pages and  radio.   Direct  distribution
centers are  promoted  through yellow-page      advertising
and   direct   mail.    Full-service distribution  centers
provide the AAPA's Auto Value Marketing Program to affiliated jobbers and their installer customers.

Trademarks

The Company owns and has registered its Advantage Auto Stores trademark in the United States Patent and Trademark
Office.   In addition,  the Company is a licensee of the Auto
Value and Parts Master trademarks pursuant to a trademark license agreement which provides for termination upon the occurrence of certain events. Under the trademark license agreement, the Company has the right to use and permit its
jobber customers to use the Auto Value and Parts   Master
trademarks.   The  Company  believes  that  these trademarks
are material to the Company's business. In addition, the Company owns and has registered the iAutoparts.com name and design with the United States Patent and Trademark Office, in connection with the sale of automotive parts via the internet.

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

<PAGE 11>

Employees

As of October 31, 2000, the Company had 1,142 employees (of which 856 were full-time and 286 were part-time), in full-service, direct-distribution centers and jobbing operations, of whom 60 were distribution center and jobbing store account executives, 59 were headquarters personnel, 160 were distribution center and jobbing store management personnel and the remaining 863 were distribution center workers, jobbing store employees, drivers, counter persons, data entry and other personnel. As of October 31, 2000, a total of 14 employees at two distribution centers were represented under
collective bargaining  agreements.   The Company  has never
experienced any material labor disruption and is unaware of any efforts or plans to organize additional employees. Management believes that its labor relations with its employees are good.

Item 2.    PROPERTIES

Distribution Center and Jobbing Facilities The Company's principal executive office is located in Rochester, New York, and presently occupies approximately 22,000 square feet.

<PAGE 12>

As of October 31, 2000, the Company operated the following distribution center locations:

                    Approximate Gross
                       Ground Level
Location               Square Feet       TYPE

New York
  Rochester               40,000         Full-Service
  Rochester-North         37,000         Direct
  Rochester-South         11,400         Direct
  Rochester-Greece         5,000         Distribution
  Rochester-Gates          4,500         Direct
  Farmington               5,000         Distribution
  Bronx                   35,000         Direct
  Syracuse                34,500         Distribution
  Buffalo                 27,800         Direct
  Buffalo                  8,000         Distribution
  Newburgh                22,000         Full-Service
  Batavia                  5,700         Full-Service
  Albany                  12,900         Full-Service

Ohio
  Dayton                  59,800         Full-Service
  Independence            33,500         Full-Service

North Carolina
  Goldsboro               39,000         Full-Service

Virginia
  Richmond                37,300         Full-Service
  Norfolk                  6,500         Pick-Up

Maryland
  Bladensburg             18,100         Full-Service
  Baltimore               10,700         Pick-Up

Indiana
  Indianapolis            13,000         Pick-Up

The Company owns the Independence, Ohio site; leases its Albany, New York and Norfolk, Virginia sites from unaffiliated parties under leases which expire on December
31, 2002  and  March  31, 2005,    respectively;   leases   its
Rochester-Greece   direct distribution  site from an
unaffiliated party which expires in December 2002; and leases its Rochester-North, Rochester-South and the Buffalo direct distribution locations from unaffiliated parties under leases which expire in September 2004. The Company leases its direct distribution center in Gates, New York and Farmington, New York from FCA Associates, a partnership comprised of Daniel J. Chessin, (Executive Vice President and Secretary of the Company) and an unaffiliated party, under
leases which expire on   October   31,  2001.   The  Company
leases  the   remaining distribution facilities from members of
the Futerman and Chessin families or their affiliates under leases which expire between 2001 and 2008. Except for the Independence, Ohio, site (which is subject to a first mortgage), none of the Company's facilities are subject to any encumbrance.

As of October 31, 2000, there were 77 Advantage Auto Stores served by the Company's distribution centers located in or near the following cities:

<PAGE 13>



Distribution        Advantage   Distribution               Advantage
Center              Auto Store  Center                    Auto Store
Location            Serviced    Location                   Serviced

Rochester, New York    13       Dayton, Ohio                   22

Syracuse, New York     10       Goldsboro, North Carolina       7

Buffalo, New York       6       Richmond, Virginia             12

Newburgh, New York      3       Bladensburg, Maryland           2

Cleveland, Ohio         2

As of October 31, 2000, the Company leased 73 and owned four Advantage Auto Stores sites. The leases on 13 store sites were month-to-month, leases on 40 store sites had remaining terms of three years or less, and leases on 20 store sites had remaining terms of more than three years,
excluding renewal options.   The Company leases 33 of these
sites from members of the Futerman and Chessin families or their affiliates under leases which expire between October 31, 2001 and October 31, 2004.

Item 3.     LEGAL PROCEEDINGS

On  October 31, 1995 a complaint was filed against the
Company by 27  former  employees  of Autoworks, Inc.
seeking  class  action status in the United States
District Court, Southern District  of Ohio,  Western
Division (Case Number C-3-95-904).  The  complaint
requests  compensatory damages, liquidated damages and
attorney's fees  available under the Fair Labor
Standards Act  based  on  an alleged  failure  to  pay
overtime wages to  certain  individuals classified  as
exempt  employees.   The  Company  is  vigorously
defending  this  action and maintains that  the
plaintiffs  were employees  of its wholly-owned
subsidiary Autoworks, Inc.  (which previously  filed
for reorganization under  Chapter  11  of  the
Bankruptcy Code), and that Autoworks' conduct was
appropriate and not  wrongful.   The  Company's motion
for summary  judgment  was denied  and the trial court
has found the Company liable  on  the plaintiffs'
claim.  Following the commencement of the hearing  on
damages,  and  before  the  hearing was  completed,
the  parties entered  into a stipulation on damages so
that the Company  could appeal  the  finding  of
liability.  On November  23,  1999,  the Company  filed
its Notice of Appeal and on December 1, 1999,  the
Company   filed  its  Designation  of  Record  for
Appeal and Certification Regarding the Transcript with the United States Court of Appeals for the Sixth
Circuit. Principal briefs and reply briefs have been filed by the parties. No date has been set for oral argument on the appeal. In the event that the Company is successful in obtaining a reversal of the trial court's determination of liability, then there will be no damages payable by the Company. In the event that the Company's appeal is unsuccessful, then the parties will resume and continue with the hearing on damages until completed. While the outcome of this appeal, and any subsequent determination of damages is inherently uncertain, the Company believes that it is unlikely that any adverse verdict would have a material adverse effect on its financial condition; however it could materially adversely affect net income or cash flow depending upon the fiscal year in which a final judgment is entered against the Company.

<PAGE 14>

The  Company  is  involved in various other claims  and
disputes arising   in  the  normal  course  of  business.   The
Company's management believes that it has meritorious defenses and/or insurance coverage against such matters and that the outcome of all pending proceedings, individually and in the aggregate, will not have a material adverse effect upon the Company's business, results of operations, cash flows or financial position except as stated in the above paragraph of this Item 3 - Legal Proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matter was submitted during the fourth quarter of Fiscal
2000 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                            PART II

Item  5.      MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED SECURITY HOLDER MATTERS

The  Company's  Common  Stock is traded on  the  NASDAQ
SmallCap Market.   Its trading symbol is HAHN.  The table below
shows the range of the high and low actual closing prices for the Company's common stock during each quarterly period of Fiscal Years 2000 and 1999:

Fiscal Year Ended               Fiscal Year Ended
September 30, 2000              September 30, 1999

              High    Low                     High       Low

1st Quarter   $2.47   $1.00     1st Quarter   $5.44      $2.00

2nd Quarter   $2.22   $1.06     2nd Quarter   $2.81      $2.00

3rd Quarter   $1.34   $0.81     3rd Quarter   $1.88      $0.50

4th Quarter   $1.38   $0.75     4th Quarter   $6.25      $1.00


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

<PAGE 15>

Beginning in the quarter ended September 30, 2000, the bid price for the Company's shares declined to less than the $1.00 per share minimum bid price required for continued listing on the NASDAQ SmallCap Market. The Company was notified by NASDAQ, in a letter dated November 7, 2000, that it is subject to possible delisting as a result of its common stock trading below the minimum bid price for 30 consecutive trading days. The Company has until February 5, 2001, to regain compliance with this rule by having its common stock trade over the minimum bid price for a least 10 consecutive trading days.

On December 14, 2000, the Company's Board of Directors approved, subject to shareholder approval, a one-for-two reverse stock split.
The Company plans to seek shareholder approval for the reverse stock split at its annual meeting, which is scheduled to be held on March 15, 2001. If approved by shareholders, shareholders will receive one new share for every two that they own. Following the reverse split, the Company will have 2,372,507 shares of common stock issued and outstanding.

If the Company is unable to regain compliance with the NASDAQ's minimum bid requirement by February 5, 2001, its common stock will be delisted from the NASDAQ SmallCap Market unless the Company is able to demonstrate to a NASDAQ hearing panel that the Company's future plans and actions, including the reverse stock split, will likely result in an increase in the Company's stock price. If a hearing is required, there can be no assurances that the NASDAQ hearing panel will agree that the Company's plans will likely achieve the required trading price increase and allow the Company's listing to continue or that the Company will be able to satisfy all NASDAQ listing requirements on a continuing basis. If NASDAQ does delist the Company's shares, the marketability of the shares will decline, making it more difficult to achieve improvements in the price performance of the shares and for the shareholders to purchase and sell shares when they want or need to do so.


On December 1, 2000, the Company had 70 registered holders of record of its common stock.

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

<PAGE 16>

 Years Ended September 30,
(In thousands, except share and per share data)
                                2000          1999      1998
Income Statement Data:
  Net sales                    $125,575   $130,998  $133,503
  Cost of Products sold          77,071     82,002    82,778
  Gross profit                   48,504     48,996    50,725

  Selling, general and
    administrative expense       42,587     43,512    44,059
  Depreciation and                1,789      1,775     1,602
    amortization expense
  Income from operations          4,128      3,709     5,064
  Interest expense               (3,796)    (3,650)   (3,771)
  Service charge and other
    income                          509        399       631
  Gain on sale of marketable
    security                        196         --        --
  Income (loss) from equity
    investment                      189        (27)     (220)
  Income before provision
    for income taxes              1,226        431     1,704

  Provision for income taxes        450        151       665

  Income from continuing
    operations                      776        280     1,039
Loss from discontinued
  operations:
Write-down of investment in
  subsidiary, net of tax             --         --        --
Loss from discontinued
  operations, net of tax             --         --        --
Total loss from discontinued
  operations                         --         --        --

  Net income (loss)                $776       $280    $1,039

Income from continuing
  operations per share            $0.16      $0.06     $0.22
Loss from discontinued
  operations per share               --         --        --

  Basic and diluted net
    income (loss) per share       $0.16      $0.06      $0.22

Weighted average shares
outstanding                   4,745,014  4,745,014  4,745,014


Balance Sheet Data:
  Working capital               $43,684    $44,919    $42,212
  Total assets                   78,951     79,723     78,311
  Long-term obligations          44,043     45,484     44,645
  Stockholders' equity           14,459     13,773     13,561



Years Ended September 30,
(In thousands, except share and per share data)
                                1997          1996

Income Statement Data:
  Net sales                    $142,242     $138,395
  Cost of Products sold          86,967       86,077
  Gross profit                   55,275       52,318

  Selling, general and
    administrative expense       46,717       41,657
  Depreciation and                2,005        1,756
    amortization expense
  Income from operations          6,553        8,905
  Interest expense               (4,670)      (4,402)
  Service charge and other
    income                          719          600
  Gain on sale of marketable
    security                         --           --
  Income (loss) from equity
    investment                       --           --
  Income before provision
    for income taxes              2,602        5,103

  Provision for income taxes      1,011        1,950

  Income from continuing
    operations                   $1,591       $3,153
Loss from discontinued
  operations:
Write-down of investment in
  subsidiary, net of tax        (18,789) (1)      --
Loss from discontinued
  operations, net of tax         (3,937)      (1,294)
Total loss from discontinued
    operations                  (22,726)      (1,294)

  Net income (loss)            ($21,135)      $1,859

Income from continuing
  operations per share            $0.34        $0.66
Loss from discontinued
  operations per share            (4.79)       (0.27)

  Basic and diluted net
    income (loss) per share      ($4.45)       $0.39

Weighted average shares
     outstanding              4,745,014    4,745,014


Balance Sheet Data:
  Working capital               $45,485      $65,452
  Total assets                   77,792       97,819
  Long-term obligations          45,908       40,893
  Stockholders' equity           12,364       33,499


(1)  On  July  24,  1997,  Autoworks filed for
     protection  under Chapter  11  of  the  United
     States  Bankruptcy  Code.   In connection with
     the filing, the Company recorded  a  onetime
     after  tax charge of $18.8 million and restated
     all  of  its financial  statements to reflect
     Autoworks as a discontinued business.


<PAGE 17>

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

The discussion contained in this Item 7 should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and accompanying notes elsewhere in this Form 10-K.
In all periods discussed herein, the Company's Fiscal Years ended on September 30.

Results of Operations

Fiscal Year 2000 Compared to Fiscal Year 1999

Net sales  for Fiscal 2000 decreased $5.4 million, or
4.1%  from the  prior  fiscal  year, to $125.6
million.   This  decrease  is attributable  to  net
sales decreases of 6.9% at the direct distribution centers and 6.8% at the full-service distribution centers, partially offset by a net sales increase of .2% at the Advantage Auto
Stores.

The  Advantage Auto Stores net sales
increase was the  result  of the  acquisition of two
former jobbing store customers and a 1.7% increase
in comparable store sales which were partially
offset by the  closing  of  three  Advantage Auto
Stores.   The  net  sales decreases   in   the
direct  distribution  and   full service
distribution  centers are attributable to  the
softness  in  the automotive  aftermarket  parts
industry.  This  softness  is  the result  of
factors such as leasing, improved vehicle
performance, warranties   and   increased
competition   in   the   industry. Additionally,
direct distribution sales were affected by the closing of one direct distribution center while the full service distribution decrease was compounded by the purchase of two jobbing customers that are now operated as Advantage Auto Stores. Sales on a comparable location basis improved by 1.7% in the Advantage Auto Stores, 3.0% in the direct distribution division and declined by 6.8% in the full service distribution.

Gross profit declined $492,000 or 1.0% to $48.5 million in Fiscal 2000 from $49.0 million in the previous fiscal year. The gross profit decrease was due to the decline in net sales and partially offset by an increase in the gross profit margin. Gross profit margin increased to 38.6% in Fiscal 2000 from 37.4% in Fiscal 1999.

Selling, general and administrative expenses decreased $925,000 from $43.5 million in Fiscal
1999 to $42.6 million, in the current fiscal year. The expense reduction is net of an increase in fuel costs of approximately $349,000 in Fiscal
2000 when compared to Fiscal 1999. This dollar decrease is generally due to the Company's expense control programs, the closing of one direct distribution center and the closing of one
Advantage Auto Store, net of openings. Due to the decrease in net sales, the selling, general and administrative expense, as a percentage of net sales, increased to 33.9% in Fiscal 2000, from 33.2% in Fiscal 1999.

<PAGE 18>

Depreciation  and  amortization  expense  increased
$14,000  and remained  at $1.8 million for both
Fiscal Years ending  September 30,  2000  and  1999.
As a percentage of net sales, depreciation and amortization increased to 1.42% in Fiscal 2000, compared to 1.35% for the previous fiscal year.

As a result of the factors discussed above, income from operations for Fiscal 2000, increased
$419,000 from $3.7 million or 2.8% of net sales in the prior fiscal year to $4.1 million or 3.3% of net sales in the current fiscal year.

Interest  expense  increased $146,000  in  Fiscal
2000 to $3.8 million from $3.7 million for Fiscal 1999. This increase is attributable to the increase in interest rates during the Fiscal 2000, as compared to Fiscal 1999.

In  Fiscal  2000  the Company realized a one-time
gain  resulting from the sale of its only marketable
security.  It also recorded, under  the  equity
method of accounting, income of $189,000  from the
debt  and equity investments of H.F.V. Inc., a
wholly  owned subsidiary  of  the  Company, in
Autoworks, Ltd.   There  are  no assurances  that
Autoworks, Ltd. will achieve similar results in the future due to the political instabilities in Israel.

In Fiscal 2000 the provision for income taxes on income was $450,000, an effective rate of 36.7%, as compared to $151,000, an effective rate of 35.0%, in Fiscal 1999.

As a result of the factors discussed above, the Company had net income for Fiscal 2000 of $776,000, or $.16 per share, as compared to $280,000, or $.06 per share, of net income for Fiscal 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

Net  Sales  for Fiscal 1999 decreased $2.5 million,
or 1.9%  from the  prior  fiscal  year, to $131.0
million.   This  decrease  is attributable  to  net
sales decreases of 3.3% at the direct distribution centers and 3.7% at the full-service distribution centers, partially offset by a net sales increase of 1.1% at the Advantage Auto
Stores.

<Page 19>

The  Advantage Auto Stores net sales increase was
the  result  of the  acquisition  of  two  former
jobbing  store  customers  and partially offset by
the closing of five Advantage Auto Stores and a
1.8%  decrease  in  comparable store  sales.   The
Net  Sales decreases in   the   direct  distribution
and   full  -service distribution  centers are
attributable to the  softness  in  the automotive
aftermarket parts industry.   This  softness  is
the result of factors such as leasing, improved vehicle performance, warranties and increased competition in the industry. Sales on a comparable location basis declined by 1.8% in the Advantage
Auto Stores, 3.3% in the direct distribution division and 3.7% in the full service distribution.
Full service distribution decrease was compounded by the purchase of two jobbing customers that are now operated as Advantage Auto Stores.

Gross profit declined $1.7 million or 3.4% to $49.0 million in Fiscal 1999 from $50.7 million in the previous fiscal year. Gross profit decrease was due to the decline in net sales and the gross profit margin. Gross profit margin declined to 37.4% in Fiscal 1999 from 38.0% in Fiscal 1998.

Selling, general and administrative expenses decreased $547,000 from $44.1 million in Fiscal
1998 to $43.5 million, in the current fiscal year. This dollar decrease is generally due to a net reduction of three Advantage Auto Store locations. Due to the decrease in net sales the selling, general and administrative expense as a percentage of net sales increased to 33.2% in Fiscal
1999 from 33.0% in Fiscal 1998.

Depreciation  and  amortization expense increased
$173,000  from $1.6  million in Fiscal 1998 to $1.8
million in the  Fiscal  Year ending   September
30,  1999.   This  increase   is primarily
attributable to negative goodwill being fully amortized in January of Fiscal 1999.

As   a  result  of  the  factors  discussed  above,
income from operations before interest and taxes for Fiscal 1999, decreased $1.4 million from $5.1 million or 3.8% of net sales in the prior fiscal year to $3.7 million or 2.8% of net sales in the current fiscal year.

Interest  expense  decreased $121,000  in  Fiscal
1999 to $3.7 million from $3.8 million for Fiscal 1998. This decrease is attributable to slightly lower outstanding debt balances during Fiscal 1999 as compared to Fiscal 1998.

In Fiscal 1999, the provision for income taxes on income was $151,000, an effective rate of 35.0%, as compared to $665,000, an effective rate of 39.0%, in 1998.

As a result of the factors discussed above, the Company had net income for Fiscal 1999 of $280,000 or $.06 per share as compared to $1.0 million or $.22 per share of net income for Fiscal 1998.

<PAGE 20>

Liquidity and Capital Resources

The  Company's principal sources of liquidity for
its operational and   capital   requirements  are
internally  generated   funds, borrowings   under
its  revolving  credit   facility,   leasing
arrangements and extended terms from vendors.

During  Fiscal 2000, 1999 and 1998, operating
activities provided net   cash   of   $1.6  million,
$300,000  and   $2.4   million, respectively,
including non-cash items for depreciation  and  bad
debt   of $2.2   million,  $1.9  million  and   $2.1
million, respectively.   These  were  partially
offset by increases in inventory of $1.7 million, $500,000 and $1.5 million for Fiscal Years
2000, 1999 and 1998, respectively.

During Fiscal 2000, 1999 and 1998, investing
activities consisted mainly  of  routine  capital
expenditures for delivery  vehicles, computer
equipment,  and  store  and  warehouse  fixtures.
Net capital  expenditures  were  $600,000,
$800,000,  and  $300,000, respectively.    Excluding
minor strategic acquisitions, the Company expects to make capital expenditures of approximately
$900,000 in Fiscal 2001.

Financing  activities  during  Fiscal  2000
consumed   cash   of approximately   $1.7  million,
during  Fiscal   1999 financing activities
generated approximately $300,000, and in Fiscal
1998 financing  activities consumed approximately
$2.5  million.  The cash  used  in financing
activities during both Fiscal  2000  and Fiscal
1998  reflect the payment of long term debt.   The
funds generated by financing activities during Fiscal 1999 resulted from the increased use of the Company's line of credit, partially offset by paydowns on other long term notes payable.
During Fiscal 2000, the Estate of Michael Futerman,
(the former Chairman of the Board and majority shareholder of the Company), and Eli Futerman, (the President and Chief Executive Officer of the Company), deferred principal payments due them from the Company under the subordinated notes until 2003. As a result, in Fiscal 2000, the Company made interest payments only on the subordinated notes.

The  Company  has  a  Loan  and Security Agreement
(the  "Credit Facility")  with  Fleet  Capital
Corporation  ("Fleet"),   which matures  on  October
22, 2002.  The facility provides for,  among other
things,  a revolving credit facility with $50
million  in maximum   availability  subject,
however,  to  borrowing   base restrictions,  and  a
$2.5 million term  loan,  a  $3.5  million
supplemental  availability line and  a  $2.0
million  letter  of credit  sub-facility.  The
obligations of the Company  under  the credit
facility are collateralized by a first priority
security interest  on substantially all present and
future assets  of  the Company and is guaranteed up
to a maximum amount of $2.5 million by  the  Estate
of Michael Futerman.  Mortgages on  certain  real
estate  were  pledged  as collateral for the
estate's  guarantee. These  obligations  are now
guaranteed by the Estate  of  Michael Futerman.
The  credit facility contains restrictive
covenants, including,   without  limitation,
restrictions  on  changes in thecharacter of the
business, mergers, sales or transfers of assets,
acquisitions,    capital   expenditures,   liens,
indebtedness, restricted   payments  or  repurchases
of  other indebtedness, dividends  and  transactions with
affiliates.   (See Note  5  to Company's  Consolidated Financial
Statements.) The Company is required to meet a fixed charge coverage ratio of .50 for the first three quarters and .7 for the fourth quarter of Fiscal 2000, which will be measured on a rolling twelve month basis. As of December 15, 2000, the Company had an outstanding balance of $35.1 million under the credit facility, with availability of an additional $2.5 million due to borrowing base restrictions.

<PAGE 21>

On   July  24,  1997,  the  Company's  wholly  owned
subsidiary, Autoworks, Inc., filed for bankruptcy
protection under Chapter 11 of  the  United  States
Bankruptcy Code.  On April  22,  1998,  a Settlement
Agreement  and Release ("Settlement  Agreement")
was negotiated  between  the  Company  and  the
Official   Unsecured Creditors' Committee
("Committee").  The Settlement Agreement was
approved  by  the bankruptcy court on June 18, 1998.
Under  the Settlement  Agreement,  as  amended on
November  18,  1999,  the Company  agreed  to  make
certain payments in  exchange  for  the Committee's
release of the Company from all claims.          In
Fiscal 2000, the Company paid $353,333 to the
Creditor Trust and is  due to make payments of the
same amount in both Fiscal 2001 and 2002. Such
payments are appropriately reserved for by the
Company.  The Company has also reserved for the
present value of future minimum rental  payments of
Autoworks, Inc. that were guaranteed  by  the
Company. During Fiscal 2000 the bankruptcy court
approved  the Autoworks,   Inc.   Plan   of
Reorganization which   included establishing a
Creditor Trust to make distributions to creditors under the plan.

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

The Company anticipates that its sources of cash flow will provide sufficient working capital to operate its business, make expected capital expenditures and meet its other short-term and longer-term liquidity needs at least through the end of Fiscal 2001.

Inflation

The Company does not believe that its operations have been materially affected by inflation. In general, the Company has been able to pass on to its customers any increases in the cost of its inventory.

<PAGE 22>

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.


IMPORTANT INFORMATION REGARDING FORWARD-LOOKING
STATEMENTS

Certain  statements  contained in this Form 10-K
which  are  not historical  facts, including but not
limited to  (i)  anticipated trends  in  the
Company's business and the automotive replacement
parts  industry,  (ii)  the  sufficiency  of  cash
to  fund  the Company's  debt  service requirements
and working  capital  needs (iii)  certain
statements found under the captions  "Results  of
Operations"  and "Liquidity and Capital Resources",
are  forwardlooking  statements  within the meanings
of Section  27A  of  the Securities  Act  of 1933
and Section 21E of the Exchange  Act  of 1934, as
amended; such statements are typically identified by
the words  "believe,"  "expect," "anticipate,"
"intend,"  "estimate," "plan" and similar
expressions. These statements involve a number of
risks  and  uncertainties, certain of which  are
beyond  the Company's  control.   The actual results
of the future events described in the forward-looking statements in this Form 10-K could materially differ from those contemplated in the forwardlooking statements in this Form 10-K. In addition to the risks and uncertainties of ordinary business operations, some of the factors that could cause actual results to differ materially are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other public reports and filings and public statements from time to time and (iii) set forth below:

<PAGE 23>

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

<PAGE 24>

      4.  In light of the trend in the automotive
parts industry toward  increasing  consolidation at
the  warehouse  and  jobber levels,  the Company's
financial performance may be significantly affected
by  the  Company's ability to compete successfully
for associated  jobber  customers  and otherwise
take  advantage  of consolidation  opportunities
and  other  industry  trends.The Company's  ability
to do so depends on its ability to secure  the
consent  of its lender to future acquisitions and
its ability  to finalize  such transactions.  If
such a transaction is  effected, the Company's
financial performance will depend on its ability to
conclude the acquisitions on favorable terms and to
enhance those acquisitions  and  integrate  them
into  its  operations.   Full realization of  the
potential  benefits  of  any significant acquisition
will  be  dependent  upon  a  variety  of   factors,
including  (i) retention of a substantial portion of
sales,  (ii) achieving sales volumes sufficient to
utilize reductions in  cost of  goods  sold  (as a
percentage of net sales), (iii)  achieving
significant  reduction  in  selling, general  and
administrative expenses by,   among  other  things,
consolidating   redundant operating  and
administrative facilities  and  closure  of  non
performing  facilities and (iv) obtaining deferred
payment  terms and other changeover incentives from
suppliers.  There can be  no assurance  as  to  the
extent to which any such benefits  may  be realized
from  any  acquisitions  or  the  timing  of  any
such realization.   Failure to achieve a substantial
portion of such potential benefits within time frames anticipated by the Company could materially and adversely affect the Company's future results of operations and financial position.

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

      7.   Other risks and uncertainties which may
affect actual results  include,  but are not limited to,
failure of  the  auto parts  e-commerce  industry  to
develop  at  anticipated  rates, failure of the
Company's e-commerce products and services to gain
significant  market acceptance, competition, the
ability  of  the Company to  protect  its
proprietary  rights,  the   continued development
and viability of the Internet and e-commerce and the volatility of stock prices of Internet-focused companies, and the Company, in particular, and the traffic and usage levels of the iAutoparts.com web site.

<PAGE 26>

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISKS

The Credit Facility and other financial obligations of the Company at September 30, 2000 are sensitive to changes in interest rates. At September 30, 2000, approximately 84.0% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company currently has no derivative instruments to offset the risk of interest rate changes. The Company's weighted average of interest rates on the total debt outstanding as of September 30, 2000 was 9.3%.

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


                              PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The information required under this Item 10 shall be included in the Company's definitive Proxy
Statement for  its  2001  Annual Meeting  of
Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January
29, 2001, and the appropriate information therefrom is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information required under this Item 11 shall be included in the Company's definitive Proxy
Statement for  its  2001  Annual Meeting  of
Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January
29, 2001, and the appropriate information therefrom is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The information required under this Item 12 shall be included in the Company's definitive Proxy
Statement for  its  2001  Annual Meeting  of
Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January
29, 2001, and the appropriate information therefrom is incorporated herein by reference.

<PAGE 27>

Item 13.    CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The information required under this Item 13 shall be included in the Company's definitive Proxy
Statement for  its  2001  Annual Meeting  of
Shareholders to be filed with the Commission pursuant to Regulation 14A on or before January
29, 2001, and the appropriate information therefrom is incorporated herein by reference.


                       PART IV
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)    List of documents filed.

(1)    Financial Statements:

           Report of Independent Accountants

           Balance Sheets at September 30, 2000, and
             1999

           Statements of Operations for the Years
           Ended September 30, 2000, 1999 and 1998

           Statements of Changes in Stockholders'
           Equity for the Years Ended September 30, 2000,
           1999 and 1998


           Statements of Cash Flows for the Years
           Ended September 30, 2000, 1999 and 1998

           Notes to Financial Statements

(2)    Financial Statement Schedule

           Report of Independent Accountants on
           Financial Statement Schedule

           Schedule II  Valuation and Qualifying
                       Account Reserves for the
                       Years Ended September 30,
                       2000, 1999 and 1998

(3)    Exhibits

           None

<PAGE 28>

                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HAHN AUTOMOTIVE WAREHOUSE, INC.


Date: December 19, 2000    By: *S// Eli N. Futerman
                  Eli N. Futerman,  President and Chief Excutive Officer
                                    (Principal Executive  Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: December 19, 2000    *S// Eli N. Futerman
                            Eli N. Futerman, Director


Date: December 19, 2000    *S// Albert J. Van Erp
                            Albert J. Van Erp
                            Vice President - Controller
                            (Principal Financial Officer)


Date: December 19, 2000    *S// Daniel J. Chessin
                            Daniel J. Chessin, Director


Date: December 19, 2000    *S// Stephen B. Ashley
                            Stephen B. Ashley, Director


Date: December 19, 2000    *S// William A. Buckingham
                            William A. Buckingham,Director


Date: December 19, 2000    *S// Gordon E. Forth
                            Gordon E. Forth, Director

Date: December 19, 2000    *S// Nathan Lewinger
                            Nathan Lewinger, Director


Date: December 19, 2000    *S// E. Philip Saunders
                            E. Philip Saunders, Director
<PAGE 29>


* By: S// Eli N. Futerman
Eli N. Futerman, Attorney-in-Fact























               SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.



               FINANCIAL STATEMENTS AND SCHEDULES

                       September 30, 2000









                        FORMING A PART OF
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                          FORM 10-K
                             OF
                HAHN AUTOMOTIVE WAREHOUSE, INC.











Hahn Automotive Warehouse, Inc. and Subsidiaries
Index To Consolidated Financial Statements
September 30, 2000



                                                   Page
     Report of Independent Accountants

     Consolidated Balance Sheets at September 30,
     2000 and 1999

     Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998

     Consolidated Statements of Changes in
     Stockholders' Equity for the Years Ended
     September 30, 2000, 1999 and 1998

<PAGE 30>

     Consolidated Statements of Cash Flows for the
     Years Ended September 30, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Report of Independent Accountants on Financial
     Statement Schedules

     Schedule II - Valuation and Qualifying Account
     Reserves


Report of Independent Accountants




To the Board of Directors and Stockholders of Hahn Automotive Warehouse, Inc. and Subsidiaries

In  our opinion, the accompanying consolidated balance sheets and the  related  consolidated statements of operations,
changes  in stockholders'  equity  and  cash flows  present
fairly,  in  all material  respects,  the financial position of  Hahn  Automotive Warehouse, Inc. and Subsidiaries at
September 30, 2000 and  1999, and  the results of their
operations and their cash flows for the three  fiscal years
ended September 30, 2000, in conformity  with accounting
principles generally accepted in the United States  of
America.   These  financial statements are the responsibility
of the  Company's  management; our responsibility is to
express  an opinion  on  these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform
the  audit  to obtain   reasonable   assurance  about  whether
the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Rochester, New York
November 21, 2000

<PAGE 31>


Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)


                                            September 30,
                                                         2000      1999
                       Assets
Current Assets:

  Cash                                                  $80       $81
  Marketable securities                                  --       685
  Trade receivables, net of allowance for doubtful
    accounts of $2,197 in 2000 and $2,015 in 1999    16,062    17,577
  Inventory                                          46,192    44,501
  Other current assets                                1,799     2,541
    Total current assets                             64,133    65,385

Property, equipment and leasehold improvements, net   6,016     6,892
Other assets                                          8,802     7,446
                                                    $78,951   $79,723
         Liabilities and Stockholders' Equity

Current Liabilities:

  Current portion of long-term debt and capital
    lease obligations                                $1,253    $1,541
  Accounts payable                                   13,266    12,377
  Compensation related liabilities                    1,613     1,673
  Discontinued operations                               392       604
  Other accrued expenses                              3,925     4,271
    Total current liabilities                        20,449    20,466

Obligations under credit facility                    35,739    36,611
Notes payable - officers and affiliates               1,445     1,445
Other long-term debt                                  1,896     1,995
Capital lease obligations                             2,787     3,196
Other liabilities                                     2,176     2,237

Stockholders' equity:

  Common stock (par value $.01 per share; authorized
    20,000,000 shares; issued and outstanding
    4,745,014 shares in 2000 and 1999)                   47        47
  Additional paid-in capital                         25,975    25,975
  Retained deficit                                  (11,563)  (12,339)
  Accumulated other comprehensive income:
  Unrealized gain on marketable securities, net of
    deferred taxes                                       --        90
    Total stockholders' equity                       14,459    13,773
                                                    $78,951   $79,723

The accompanying notes are an integral part of the financial statements.


<PAGE 32>

Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                          For the
                                        Years Ended
                                        September 30
                                  2000        1999       1998
Net sales                      $125,575    $130,998   $133,503
Cost of product sold             77,071      82,002     82,778
  Gross profit                   48,504      48,996     50,725

Selling, general and
  administrative expense         42,587      43,512     44,059
Depreciation and
  amortization expense            1,789       1,775      1,602
  Income from operations          4,128       3,709      5,064

Interest expense                 (3,796)     (3,650)    (3,771)
Service charge and other
  income                            509         399        631
Gain on sale of marketable
  security                          196          --         --
Income (loss) from equity
  investment                        189         (27)      (220)
  Income before provision
    for income taxes              1,226         431      1,704

Provision for income taxes          450         151        665

  Net income                       $776        $280     $1,039

  Basic and diluted net
    income per share              $0.16       $0.06      $0.22
Weighted average shares
  outstanding                 4,745,014   4,745,014  4,745,014

The accompanying notes are an integral part of the financial statements


<PAGE 33>

Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share data)


                                       Common  Common   Additional
                                       Stock   Stock     Paid-In
                                       Shares  Amount    Capital
Capital

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

     Components of Comprehensive
      Income:
      Net Income
      Unrealized loss on investment

     Total Comprehensive Income

     Balance at September 30, 2000    4,745,014   $47     $25,975


   The accompanying notes are an integral part of the financial statements.


Hahn Automotive Warehouse, Inc.
and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share data)
                                                Accumulated
                                                    Other
                                       Retained Comprehensive
                                       Earnings     Income     Total

     Balance at September 30, 1997    ($13,658)     $--       $12,364

     Components of Comprehensive
      Income:
      Net Income                         1,039                  1,039
      Unrealized gain on investment                 $158          158

     Total Comprehensive Income                                 1,197

     Balance at September 30, 1998    ($12,619)     $158      $13,561

     Components of Comprehensive
      Income:
      Net Income                           280                    280
      Unrealized loss on investment                  (68)         (68)

     Total Comprehensive Income                                   212

     Balance at September 30, 1999    ($12,339)      $90      $13,773

     Components of Comprehensive
      Income:
      Net Income                           776                    776
      Unrealized loss on investment                  (90)         (90)

     Total Comprehensive Income                                   686

     Balance at September 30, 2000    ($11,563)      $--      $14,459


   The accompanying notes are an integral part of the financial statements.


<PAGE 34>

Hahn Automotive Warehouse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
                                            <

                                         For the years ended
                                              September 30,
                                           2000    1999   1998
   Cash flows from operating activities:
    Net income                              $776   $280  $1,039
   Items to reconcile net income to cash
       provided by operating activities:
     Depreciation and amortization         1,789  1,775   1,602
     Provision for doubtful accounts         447    142     453
   Change in assets and liabilities:
     Trade receivables                     1,068 (2,124)    947
     Inventory                            (1,691)  (464) (1,521)
     Other assets                           (950)  (260)  1,983
     Accounts payable and other accruals     210    951  (2,058)
      Net cash provided by operating
          activities                       1,649    300   2,445

   Cash flows from investing activities:
    Additions to property, equipment and
    leasehold improvements, net:            (577)  (833)   (279)
    Sale of marketable security              595    --       --
      Net cash provided by (used in)
      investing activities                    18   (833)   (279)

   Cash flows from financing activities:
    Net borrowings under line of credit     (275) 1,965    (996)
    Proceeds from long-term debt and
     demand notes                            249    544   6,119
    Payment of long-term debt and
     demand notes                         (1,193)(1,737) (6,555)
    Payment of notes payable - officers
     and affiliates                          (77)  (149)   (711)
    Payment of capital lease obligations    (372)  (338)   (326)
          Net cash (used in) provided by
           financing activities           (1,668)   285  (2,469)

   Net decrease in cash                       (1)  (248)   (303)
   Cash at beginning of year                  81    329     632
   Cash at end of year                       $80    $81    $329

   Supplemental disclosures of
     cash flow information:
    Cash paid during the year for:
     Interest                             $3,961 $3,656  $3,916
     Income taxes                            $43    $72     $95

   Supplemental disclosure of non-cash
     investing activities:
    Debt issued in connection with
    acquisitions                            $248   $137      --

   Supplemental disclosure of non-cash
     financing activities:
    In January, 1998 the company renewed
       capital lease agreements relating
       to the Rental of Distribution Centers  --    --   $3,768

  The accompanying notes are an integral part of the financial statements.


<PAGE 35>

Hahn Automotive Warehouse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in Thousands, Except Share and Per Share Data)
September 30, 2000

1. Summary of Accounting Policies

The Company

The Company sells and distributes automotive aftermarket parts in the wholesale market through its network of warehouses and jobber facilities along the Eastern Seaboard and in the Midwest.

Principles of Consolidation

The consolidated financial statements include the accounts of Hahn Automotive Warehouse, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

Marketable Security

In Fiscal 1999, the Company classified its marketable security as available-for-sale, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to the sale of this security, unrealized holding gains and losses, net of deferred income taxes, were reflected as a separate component of stockholders' equity accordingly.

Inventory

Inventory consists primarily of automotive replacement parts and accessories and is stated at the lower of cost, on a last-in, first-out ("LIFO") basis, or market. The replacement cost of the inventory exceeded the LIFO value by approximately $2,879 and $2,992 at September 30, 2000 and 1999, respectively.

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

<PAGE 36>

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

Intangible Assets

Goodwill is amortized using the straight-line method over lives ranging from 20 to 30 years. Deferred financing costs are being amortized using the straight-line method over the term of the Credit Facility Agreement (see Note 5). The Company expenses preopening costs at new stores as they are
incurred.   Included  in Other  assets  at  September 30, 2000
and 1999 was approximately $1,253 and $922, respectively, of accumulated amortization on goodwill and deferred financing costs.

Revenue Recognition

The Company recognizes revenue upon shipment of product.

Advertising

Advertising expenses are charged to operations during the year in which  they  are incurred and were approximately $548,  $702 and $786 for the years ended September 30, 2000, 1999 and 1998, respectively.


Comprehensive Income

During Fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes
rules for  the reporting   of   comprehensive   income   and
its   components. Comprehensive income consists of net income
and unrealized  gains (losses)  on  an  investment  held as
available-for-sale  and  is presented   in   the  Consolidated
Statements  of   Changes   in Stockholders' Equity.


<PAGE 37>


Income Taxes


The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.


Net Income Per Share


The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.


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

<PAGE 38>

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

Reclassifications

The Fiscal 1999 and 1998 financial statements and related footnote amounts have been made to conform to the Fiscal 2000 presentation.

2. Marketable Security

During   Fiscal  2000,  the  Company  sold  its  only
marketable security,  a  zero  coupon bond purchased as
collateral  against liability  claims  for  which the Company
is  self-insured.   The marketable security held at September
30, 1999 was classified  as available-for-sale and is
summarized as follows:
                           Market Unrealized
                    Cost     Value     Gain

September 30, 1999

Debt Security:

  Zero Coupon Bond   $550     $685     $135



3. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

                                 September 30,   Useful
                                                 Lives
                                  2000    1999   (Years)


Land                                $25    $25      -
Building                            887    880   10 - 30
Building under capitalized leases 4,422  4,422     10
Leasehold improvements            2,175  2,251     10
Computer equipment                2,489  2,484      6
Furniture and fixtures            3,980  4,314      8
Vehicles                          2,632  2,996    4 - 5

                                 16,610 17,372

 Less -  Accumulated
     depreciation and
     amortization                10,594 10,480


                                  6,016  6,892

<PAGE 39>

Depreciation  and  amortization  expense  related  to
property, equipment   and  leasehold  improvements  for  the
years   ended September  30,  2000,  1999  and 1998 was
approximately  $1,453, $1,554   and   $1,440,  respectively.
Included  in   accumulated depreciation and amortization at
September 30, 2000 and 1999 was approximately $1,557 and $1,115, respectively, of accumulated amortization on capital leases.

4. Investment in Equity Affiliate

The Company owns a 37.5 percent interest in Autoworks Ltd., a corporate joint venture, which is located in Tel Aviv, Israel. The Company accounts for its investment under the equity method of accounting because the Company is not
able  to  exercise effective   control over   the   operations.
The   Company's proportionate  share of shareholder's equity as
of September 30, 2000 and 1999 was $469 and $6, respectively, and is included in Other assets.


      In  addition, the Company has issued debt to Autoworks
Ltd. in the form of a note receivable. The balance outstanding was $874 and $827, including accrued interest, and is classified in Other assets as of September 30, 2000 and 1999, respectively.

   Summarized financial information for Autoworks Ltd. is as follows:


                             September 30,
                           2000        1999

Current assets             $4,142       $2,729
Noncurrent assets             114          113
Total assets               $4,256       $2,842

Current liabilities        $1,253       $1,602
Noncurrent liabilities        265          871
Shareholders loans and
 equity                     2,738          369
Total liabilities and
 equity                    $4,256       $2,842


<PAGE 40>


                Fiscal Years ended September 30,
                    2000       1999        1998

Revenues          $5,422      $3,527      $2,643
Gross profit      $1,608        $978        $624
Net income (loss)   $378        ($72)      ($587)

      For the Fiscal Years ending September 30, 2000, 1999 and 1998, respectively, Income (loss) from Equity Investment includes the Company's proportionate share of Autoworks Ltd. net income (loss) of $142, ($27) and ($220), and interest income on the outstanding note receivable of $47 in Fiscal 2000.

5. Long-Term Debt

Long-term debt includes the following:

                               September 30,
                              2000      1999

Credit Facility Agreement   $36,239   $37,113
Notes payable-officers
 and affiliates               1,445     1,522
Other long term debt          2,240     2,585
                             39,924    41,220

  Less - Current portion        844     1,169


  Long-term portion         $39,080   $40,051


The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50,000. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the
Company's financial performance.   LIBOR  and prime were 6.62%
and 9.5%, respectively, at September 30, 2000.

The Credit Facility Agreement is collateralized by a first priority security interest on substantially all present and future assets of the Company and is guaranteed up to a maximum amount of $2.5 million by the Estate of Michael Futerman. Mortgages on certain real estate were pledged as collateral for the estate's guarantee. These obligations are now guaranteed by the Estate of Michael Futerman. The Credit Facility Agreement contains covenants and restrictions, including limitations on indebtedness,
liens,  leases,  mergers  and  sales  of   assets, investments,
dividends, stock purchases and  other  payments  in accordance
with   capital  stock   and   cash   flow   coverage
requirements.   Restrictive covenants include  maintenance  of
a minimum  tangible net worth and a minimum fixed  charge
coverage ratio.   The  Company  was in compliance with  all
covenants  or appropriate waivers were obtained.

<PAGE 41>

The Company has outstanding promissory notes ("Notes") with the former Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company. The Notes which are due in October, 2003, bear interest which is payable monthly, at the annual rate of 12%. The Company is also subject to a number of other debt agreements, including mortgages, which comprise the balance of long-term debt.

Annual maturities of long-term debt for subsequent fiscal years are approximately: 2001 - $844; 2002 - $1,615; 2003 -
$35,749; 2004 - $1,539; 2005 - $86; and thereafter - $91.

6. Commitments and Contingencies

Leases

The Company leases facilities from unrelated and related parties. Certain of the related party leases have been accounted for as capital leases under SFAS No. 13.

Payments made for capital leases amounted to $681, $683 and $540 for the Fiscal Years ended September 30, 2000, 1999, and
1998, respectively.

The Company also leases warehouse and jobber facilities under noncancellable operating lease agreements, which expire through 2008. Most of these operating leases include provisions for rent escalations and increases in operating expenses (real estate taxes, insurance and maintenance). Rent expense related to all facility operating leases totaled approximately $2,775, $2,850 and $2,911, which included approximately $1,835, $1,873, and $1,616 of payments to related parties for the years ended September 30, 2000, 1999 and 1998, respectively.

In   addition,   the  Company  leases  various  equipment
under noncancellable operating lease agreements expiring through 2005. Rent expense related to all equipment operating leases totaled approximately $189, $293 and $460, for the years ended September 30, 2000, 1999 and 1998, respectively.

<PAGE 42>

Future minimum rental payments under noncancellable leases for fiscal years subsequent to September 30, 2000 are as follows:


                           Capital         Operating
                           Leases           Leases
                           Related     Related
                           Parties     Parties    Other

2001                           $681     $1,605   $1,296
2002                            575      1,414      952
2003                            575      1,236      743
2004                            575        874      449
2005                            575        598       47
Thereafter                    1,383      1,365        4


                              4,364     $7,092   $3,491

  Less- Interest portion      1,168

                              3,196

  Less - Current portion        409

  Long-term portion          $2,787

   Contingencies

The Company is a defendant in certain lawsuits which have arisen in the ordinary course of business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Accordingly, no provision for loss has been made in the financial statements related to these matters.

<PAGE 43>

  Uncertainties Related to the Bankruptcy of Autoworks, Inc.

On   July  24,  1997,  the  Company's  wholly  owned
subsidiary, Autoworks, Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On April 22, 1998, a Settlement Agreement and Release ("Settlement Agreement") was negotiated between the
Company  and  the  Official   Unsecured Creditors' Committee
("Committee").  The Settlement Agreement was approved  by  the
bankruptcy court on June 18, 1998.   Under  the Settlement
Agreement,  as  amended on  November  18,  1999,  the Company agreed  to  make certain payments in  exchange  for  the
Committee's  release of the Company from all claims.   In
Fiscal 2000, the Company paid $353 to the Creditor Trust and is due to make payments of the same amount in both fiscal 2001 and 2002. Such payments are appropriately reserved for by the Company. The Company has also reserved for the present value of future minimum rental payments of Autoworks, Inc.
that were guaranteed  by  the Company.   The  current portion
of such reserves is presented on the Discontinued operations line of current liabilities and the long-term portion in Other liabilities. The combined reserve was $1,077 and $1,372 as of September 30, 2000 and 1999, respectively. During  Fiscal
2000 the bankruptcy court  approved  the Autoworks,   Inc.
Plan   of   Reorganization   which   included establishing a
Creditor Trust to make distributions to creditors under the plan.

7.   Income Taxes

Income tax expense (benefit) is comprised of the following for the years ended September 30:

                         2000    1999   1998

 Current:
  Federal                $  -    $  -   $  -
  State                    20      20     33

Deferred:                 430     131    632
  Total provision for
  income tax             $450    $151   $665


Temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                   2000      1999

Accounts receivable                $522     $470
Inventory                        (1,034)    (993)
Accrued liabilities               1,293    1,490
Deferred compensation               163      174
Other                                68       98
Net operating loss carry forwards 2,402    2,679


   Net deferred tax assets       $3,414   $3,918


The  Company  believes  it will have adequate  future  income
to offset   all  deferred  tax  assets.   The  net  operating
loss carryforwards are available to use through 2019.

Actual tax expense differs from the expected tax expense computed by applying the Federal statutory rate to income from continuing operations before income taxes due principally to state income taxes.

<PAGE 44>

8. Employee Retirement Plan

The  Company  has a 401(k) profit sharing plan for  all
eligible employees.   Under the plan, employees are entitled to
contribute up to 15% of their base salary, and the Company will match up to 15% of the employee's contributions. The Company may also make a discretionary contribution at year end. The Company's matching contribution under the plan will be approximately $96 for the Fiscal Year ended September 30, 2000, and was $105 and $99 for the years ended September 30, 1999 and 1998, respectively.

9. Net Income Per Share

Net income per share was calculated as follows for the Fiscal
   Years ended September 30:

                               2000       1999      1998
Basic and Diluted Earnings
  Per Share

Basic and Diluted Shares
  Outstanding:
   Weighted average number
    of shares outstanding  4,745,014   4,745,014  4,745,014

Net income                      $776        $280     $1,039

Basic and Diluted EPS          $0.16       $0.06      $0.22


The potential exercise of outstanding stock options of 354,207, 419,258, and 550,450 at
September 30,  2000,  1999  and  1998,
respectively, has not been included in the calculation of diluted EPS since the effect would be antidilutive.

10.  Stockholders' Equity and Stock Options

The Company has two stock option plans which provide for the granting of options of up to 750,000 shares of stock to officers and key employees of the Company and an aggregate of 40,000 shares to non-employee directors at the fair value of the common stock at the date of grant. The options have a maximum duration of ten years and may be exercised in cumulative annual increments of 33 1/3% commencing one year after the date of grant. During Fiscal
1998, the stockholders of the Company approved a plan to reduce the exercise price of 202,780 outstanding options from the original exercise prices ranging from $8.00 to $12.50 to a range of $6.80 to $9.38. During Fiscal 1999 the plan related to nonemployee directors expired.
Company management is in the process of
evaluating an amendment to the pre-existing plan or the creation of a new plan.

<PAGE 45>

The following table summarizes the Company's stock option transactions:

                                           Option
                                            Price
                                            Range
                            Shares         Per Share


Options outstanding -
  October 1, 1997          560,329       $7.50 to $30.69

 Exercised                      -               -

 Expired                   (65,649)      $6.00 to $15.25

 Granted                    55,770       $6.00 to $ 6.25


Options outstanding -
 September 30, 1998        550,450       $6.00 to $30.69

 Exercised                      -               -

 Expired                  (176,192)      $6.00 to $30.69

 Granted                   45,000       $2.25 to $ 3.50

Options outstanding -
 September 30, 1999        419,258       $2.25 to $13.75

 Exercised                      -               -

 Expired                   (65,051)      $2.25 to $12.75

 Granted                        -               -


Options outstanding -
 September 30, 2000        354,207       $3.50 to $13.75

Options exercisable -
 September 30, 2000        337,040       $3.50 to $13.75

SFAS No. 123, "Accounting for Stock Based
Compensation", requires companies to recognize
compensation expense for grants  of  stock
options,  or provide pro forma disclosures
relative to  what  the effect  of  such
accounting recognition would  have  been.   The
Company has elected to continue using Accounting
Principles Board Opinion (APB) No. 25,
"Accounting for Stock Issued to Employees".
Therefore, in accordance with SFAS No. 123, no compensation expense has been recorded, however pro forma disclosures of net income and earnings per share have been provided below as if SFAS No. 123 had been adopted.

Pro forma income and income per share information has been determined as if the Company had accounted for employee stock options under SFAS No. 123's fair value method.
The fair value of these options was estimated at grant date using a BlackScholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively:

<PAGE 46>

                                     2000      1999

Dividend yields                        0%        0%
Volatility factors of the expected
  market price of the Company's
  common stock                     75.34%    75.34%
Expected option life              5 years   5 years
Interest rates on the dates
  of the grant, with the maturity
  equal to the expected term   4.56%-4.60%  4.56%-4.60%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (3 years). The weighted average exercise price of options outstanding was $8.46 and $7.44 at September 30, 2000 and 1999, respectively.
There were no options granted in Fiscal 2000.
The weighted average fair value of options granted in Fiscal 1999 and Fiscal 1998 was $2.94 and $5.88, respectively, for options whose stock price on the date of grant equaled the exercise price. The pro forma compensation expense the Company would have recognized before applicable tax benefits was $64, $132 and $274 in 2000, 1999 and 1998, respectively. The Company's pro forma information is as follows:

                               2000    1999   1998

Pro forma net income           $735    $194   $872
Pro forma basic and diluted
 net income per share         $0.15   $0.04  $0.18

This disclosure is not likely to be
representative of the effects on reported income for future years, since options fully vest over three years and additional options have historically been granted each year.

<PAGE 47>

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

Information concerning the Company's Business
Segments for Fiscal 2000, 1999, and 1998 is as
follows:
                                    2000      1999      1998
  Net Sales to Customers
    Full Service Distribution     $107,653  $111,744  $113,584
    Direct Distribution             17,922    19,254    19,919
   Total Net Sales to Customers   $125,575  $130,998  $133,503

  Income from Operations
    Full Service Distribution       $4,085    $3,243    $4,388
    Direct Distribution                 43       466       676
   Total Income from Operations     $4,128    $3,709    $5,064
  Interest Expense                  (3,796)   (3,650)   (3,771)
  Other Income                         894       372       411
  Consolidated Pre Tax Income       $1,226      $431    $1,704

  Identifiable Assets
    Full Service Distribution      $72,434    $73,152   $72,383
    Direct Distribution              6,517      6,571     5,928
   Total Identifiable Assets       $78,951    $79,723   $78,311

  Capital Expenditures
    Full Service Distribution         $594       $846      $406
    Direct Distribution                 26         20        38
   Total Capital Expenditures         $620       $866      $444

  Depreciation and Amortization
    Full Service Distribution       $1,632     $1,584    $1,417
    Direct Distribution                157        191       185
   Total Depreciation and
    Amortization                    $1,789     $1,775    $1,602

<PAGE 49>

12.Quarterly Financial Data

The following tables set forth the unaudited quarterly results of continuing operations for each of the fiscal quarters in the years ended
September 30, 2000 and 1999:

                   Dec. 31     Mar. 31    June 30
Fiscal 2000

Net Sales          $29,498     $30,927    $33,464

Gross profit       $11,433     $11,862    $12,580

Net Income (loss)    ($194)        $59       $288

Net income (loss)
 per share          ($0.04)      $0.01      $0.06

Fiscal 1999

Net Sales          $29,869     $32,347    $35,044

Gross profit       $11,385     $11,914    $12,871

Net income (loss)    ($268)       ($67)      $293

Net income (loss)
 per share           ($0.06)     ($0.01)     $0.06


                   Sept. 30     Year

Fiscal 2000

Net sales          $31,686    $125,575

Gross profit       $12,629     $48,504

Net income (loss)     $623        $776

Net income (loss)
 per share           $0.13       $0.16


Fiscal 1999

Net sales          $33,738    $130,998

Gross profit       $12,826     $48,996

Net income (loss)     $322        $280

Net income (loss)
 per share           $0.07       $0.06


<PAGE 50>

              Report of Independent Accountants
                  on Financial Statement Schedule

To the Board of Directors and Shareholders of Hahn Automotive Warehouse, Inc. and Subsidiaries


Our audits of the consolidated financial statements referred to in our report dated November 21, 2000, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Rochester, New York
November 21, 2000


<PAGE 51>

Hahn Automotive Warehouse, Inc.
Schedule II - Valuation and Qualifying Account Reserves
For the Years Ended September 30, 2000, 1999 and 1998
(Amounts in thousands)

                                                   Additions
                                     Balance at    Charged to
                                     Beginning     Costs and
                                     of Period     Expenses
         Description

2000 Allowance for doubtful accounts
        and notes receivable          $2,015          $447

1999 Allowance for doubtful accounts
        and notes receivable          $2,719           $142

1998 Allowance for doubtful accounts
            and notes receivable      $3,230           $453




Hahn Automotive Warehouse, Inc.
Schedule II - Valuation and Qualifying Account Reserves
For the Years Ended September 30, 2000, 1999 and 1998
(Amounts in thousands)

                                   Deductions    Balance at
         Description                            End of Period

2000 Allowance for doubtful accounts
        and notes receivable          ($265)          $2,197

1999 Allowance for doubtful accounts
        and notes receivable          ($846)          $2,015

1998 Allowance for doubtful accounts
            and notes receivable      ($964)          $2,719









<PAGE 52>

                        EXHIBITS FILED WITH
                             FORM 10-K
                                 OF
                  HAHN AUTOMOTIVE WAREHOUSE, INC. FOR FISCAL
                             YEAR ENDED


                         September 30, 2000

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

Exhibit 3.2          Amended  and  Restated By- Laws  of Hahn
               (Exhibit 3 to Hahn's Quarterly Report  on Form
               10-Q  for quarterly  period  ended  March  31,
               1994)*

Exhibit 4.1          Shareholders' Agreement, dated
               September 30,  1994,  between  Hahn and  David
               Appelbaum (Exhibit 4.1 to Hahn's Annual Report on Form 10K for the Fiscal Year ended
               September  30, 1994)*

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

Exhibit 10.3         Amendment No. 2 to 1992 Stock Option Plan
               (Exhibit A to Hahn's 1996 Proxy)*

Exhibit 10.4         Stock  Option Agreement, dated April 29,
               1994, between Hahn and Eli N. Futerman
               (Exhibit 10.3  to  Hahn's Quarterly Report on
               Form  10-Q for the quarterly period ended June
               30, 1994)*

Exhibit 10.5         1993  Stock  Option Plan for Non-Employee
               Directors (Exhibit 4 to Hahn's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31, 1994)*

Exhibit 10.6         Amended  and Restated Selective Incentive
               Plan  Agreement,  dated June 9,  1992,
               between Hahn  and  Eli  N.  Futerman (Exhibit
               10.2 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

<PAGE 53>

Exhibit 10.7         Amended  and Restated Selective Incentive
               Plan  Agreement,  dated June 9,  1992,
               between Hahn and Timothy Vergo (Exhibit 10.3 to Hahn's Registration Statement on Form S-1 (No. 3348694) as filed with the SEC on January 19, 1993)*

Exhibit 10.8         Amended  and Restated Selective Incentive
               Plan  Agreement,  dated June 9,  1992,
               between Hahn  and  Albert J. Van Erp (Exhibit
               10.4 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.9         Amended  and Restated Selective Incentive
               Plan  Agreement,  dated June 9,  1992,
               between Hahn  and  Daniel J. Chessin (Exhibit
               10.5 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.10        Deferred  Compensation  Agreement, dated
               April  1,  1990, between Naftali  Futerman
               and Hahn   (Exhibit  10.7  to  Hahn's
               Registration Statement on Form S-1 (No. 33-
               48694)  as  filed with the SEC on January 19,
               1993)*

Exhibit 10.11        Lease Agreement, executed June 10, 1992,
               between Michael Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.89 to Hahn's Registration Statement on Form S-1 (No. 3348694) as filed with the SEC on January 19, 1993)*

Exhibit 10.12        Letter  Agreement Lease  Amendment dated
               September 30, 1993 between Michael Futerman and Hahn Automotive Warehouse, Inc. (Exhibit
               10.13 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1998)*

Exhibit 10.13       Second Amendment to Lease Agreement, dated
               May  1997,  between Michael Futerman  and
               Hahn Automotive  Warehouse, Inc. (Exhibit
               10.14 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30,
               1998)*

<PAGE 54>

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

Exhibit 10.19        Lease Agreement, executed June 10, 1992,
               between Eli N. Futerman as landlord and Hahn as tenant, as amended (Exhibit 10.9 to Hahn's Registration Statement on Form S-1 (No. 3348694), as filed with the SEC on January 19, 1993)*

Exhibit 10.20        Letter  Agreement Lease Amendment, dated
               October 4, 1993, between Eli N. Futerman and Hahn Automotive Warehouse, Inc. (Exhibit
               10.21 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1998)*

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

<PAGE 55>

Exhibit 10.23        Lease Agreement, executed June 11,1992,
               between EDR Associates as landlord and Hahn as tenant (Exhibit 10.10 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19,
               1993)*

Exhibit 10.24        Letter  Agreement Lease  Amendment dated
               September 1, 1993, between EDR Associates and Hahn Automotive Warehouse, Inc. (Exhibit
               10.24 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1998)*

Exhibit 10.25        Amendment to Lease Agreement between EDR
               Associates,  as  landlord, and Hahn
               Automotive Warehouse,  Inc.,  dated  November
               17,   1998. (Exhibit  10.1  to Hahn's
               Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)*

Exhibit 10.26        Lease Agreement, fully executed June 11,
               1992, between Eli Futerman, Daphne Futerman and Rina F. Chessin as landlord and Hahn as tenant (Exhibit 10.11 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.27        Amendment to Lease Agreement between Eli
               Futerman, Daphne Futerman and Rina F. Chessin, as landlord, and Hahn Automotive
               Warehouse, Inc.,  dated  January, 1999.
               (Exhibit 10.1 to Hahn's Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999)*

Exhibit 10.28        Lease Agreement, executed June 12, 1992,
               between  Futerman Associates  as  landlord
               and Hahn   as  tenant  (Exhibit  10.12  to
               Hahn's Registration  Statement on Form  S-1
               (No. 3348694) as filed with the SEC on January 19, 1993)*

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

<PAGE 56>

Exhibit 10.31        Lease  Agreement, dated October 1, 1989,
               between Eli N. Futerman as lessor and Hahn as lessee for lease of computer equipment, as amended and assigned (Exhibit
               10.19 to Hahn's Registration Statement on Form S-1 (No. 3348694), as filed with the SEC on January
               19, 1993)*

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

Exhibit 10.35         Shareholders'  Agreement,  dated  as of
               December 15, 1983, among Auto Value Associates, Inc.
               and  the shareholders  of  Auto   Value
               Associates,  Inc., including Hahn,  as
               amended (Exhibit 10.23 to Hahn's Registration Statement on Form S-1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

Exhibit 10.36        Hahn's  Promissory Note, dated  April 1,
               1992,  in  the principal amount of $250,000
               in favor  of  Eli  N. Futerman (Exhibit10.27
               to Hahn's Registration Statement on Form S-1
               (No. 33-48694) as filed with the SEC on
               January  19, 1993)*

Exhibit 10.37        Hahn's  Promissory Note, dated  April 1,
               1992,  in  the principal amount of $250,000
               in favor  of  Michael Futerman (Exhibit10.28
               to Hahn's Registration Statement on Form S-1
               (No. 33-48694) as filed with the SEC on
               January  19, 1993)*

<PAGE 57>

Exhibit 10.38        Hahn's  Promissory Note, dated  April 1,
               1992,  in  the principal amount of $250,000
               in favor of Naftali Futerman (Exhibit 10.29 to Hahn's Registration Statement on Form S- 1 (No. 33-48694) as filed with the SEC on January 19, 1993)*

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

Exhibit 10.44       Buyer's Trademark License Agreement, dated
               November  28, 1993, between Northern
               Automotive Corporation  and  Autoworks
               (Exhibit 28.3 to Hahn's Current Report on Form 8-K, dated December 10, 1993 (File No. 0-20984)*
<PAGE 58>

Exhibit 10.45        Credit  Facility Agreement, dated October
               22,   1997  between  Hahn  and  Fleet Capital
               Corporation .  (Exhibit 10.43 to Hahn's
               Annual Report  on Form 10-K for the Fiscal
               Year ended September 30, 1997.)*

Exhibit 10.46        Amendment to Loan and Security Agreement
               dated February 10, 1999, between Hahn and
               Fleet Capital Corporation (Exhibit 10.46 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1999)*

Exhibit 10.47        Second  Amendment  to Loan  and Security
               Agreement dated September 30, 1999 between
               Hahn and Fleet Capital Corporation (Exhibit
               10.47 to Hahn's Annual Report on Form 10-K for the Fiscal Year ended September 30,
               1999)*

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

<PAGE 59>

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

Exhibit 10.55        Lease  Assignment  for Nu-Way Properties
               (Exhibit 10.55 to Hahn's Annual Report on Form
               10-K for Fiscal Year ended September 30, 1999)*

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

                           EXHIBIT 21

                      LIST OF SUBSIDIARIES

     Autoworks, Inc.          Michigan

     H.F.V. Inc.              Delaware

     iAutoparts, Inc.         New York





<PAGE 60>


                           EXHIBIT 23


               CONSENT OF INDEPENDENT ACCOUNTANTS

We  hereby  consent  to the incorporation  by
reference  in  the Registration Statement on Form S-
8 (File nos. 333-85533, 33-64100 and   333-81854)
of   Hahn  Automotive  Warehouse, Inc. and
Subsidiaries of our report dated November 21, 2000 relating to the financial statements, as of September 30, 2000 and 1999 and for the three
Fiscal years ended September 30, 2000, which is included in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 21, 2000 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
Rochester, New York
December 19, 2000

                    EXHIBIT 24

         POWERS OF ATTORNEY FOR DIRECTORS



                 POWER OF ATTORNEY




The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the
Fiscal Year ended September 30, 2000, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.




Date:     November 29, 2000

<PAGE 61>

                         By:  s// Stephen B. Ashley
                        Stephen B. Ashley, Director



                 POWER OF ATTORNEY
The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute  the
Corporation's  Annual Report on Form 10-K  for  the
Fiscal  Year ended September 30, 2000, and any and
all amendments thereto, and to  do any and all acts
and things in my name and on my behalf in my
capacity  which  he may deem necessary or
advisable  to  the Corporation  to  comply with the
Securities and Exchange  Act  of 1934, as amended,
and any rules, regulations, and requirements of the
Securities and Exchange Commission, in connection
therewith.
Date:     November 29, 2000
                    By:  s// William A. Buckingham
                   William A. Buckingham, Director








                 POWER OF ATTORNEY


The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the
Fiscal Year ended September 30, 2000, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     November 29, 2000


                         By:  s// Gordon E. Forth
                         Gordon E. Forth, Director


<PAGE 62>

                 POWER OF ATTORNEY


The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the
Fiscal Year ended September 30, 2000, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.


Date:     November 29, 2000

                         By:  s// Nathan Lewinger
                         Nathan Lewinger, Director


                 POWER OF ATTORNEY
The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute  the
Corporation's  Annual Report on Form 10-K  for  the
Fiscal  Year ended September 30, 2000, and any and
all amendments thereto, and to  do any and all acts
and things in my name and on my behalf in my
capacity  which  he may deem necessary or
advisable  to  the Corporation  to  comply with the
Securities and Exchange  Act  of 1934, as amended,
and any rules, regulations, and requirements of the
Securities and Exchange Commission, in connection
therewith.
Date:     November 29, 2000
                        By:  s// E. Philip Saunders
                       E. Philip Saunders, Director





                 POWER OF ATTORNEY


The  undersigned director of Hahn Automotive
Warehouse, Inc. (The "Corporation"),  does  hereby
constitute  and  appoint  Eli   N. Futerman,  my
true and lawful attorney and agent, to execute the Corporation's Annual Report on Form 10-K for the
Fiscal Year ended September 30, 2000, and any and all amendments thereto, and to do any and all acts and things in my name and on my behalf in my capacity which he may deem necessary or advisable to the Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection therewith.

<PAGE 63>

Date:     November 29, 2000


                         By:  s// Daniel J. Chessin
                              Daniel  J. Chessin,
                              Executive  Vice
                              President, Secretary
                              and Director



                    EXHIBIT 27

              Selected Financial Data