Form 10-K/A
period 2000-09-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2001-01-29
CIK 888781

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K/A

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

<PAGE 1>

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 29, 2000, (based upon the closing price of $0.625 on that day, as reported on the NASDAQ SMALLCAP MARKET) was approximately $1,069,214. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers. Such interpretation is not intended to be, and should not be construed as an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of December 29, 2000: 4,745,014.

           Documents Incorporated By Reference:  None

                            PART III

PURPOSE OF AMENDMENT

      Hahn Automotive Warehouse, Inc. (the "Company") is amending
Part III of its Annual Report on Form 10-K for the year ended September 30, 2000, as filed with the Securities Exchange Commission on December 19, 2000 (the "Annual Report"), to include the information required by items of Part III. Accordingly, Items 10, 11, 12 and 13 of Part III of the Annual Report are hereby amended in their entirety as follows:

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

      Pursuant to the Company's By-Laws, the Board of Directors has fixed the size of the Board of Directors at seven directors. The Board of Directors consists of two classes. All members of one class are elected at each annual shareholders meeting to hold office for a full term of two years.

      The name, principal occupation, business experience and age of each director and his term of office and period of previous service as a director of the Company are set forth below.

<PAGE 2>

Term Expires in 2003

     Daniel J. Chessin has been Executive Vice President of the Company since March, 1995, and Secretary and a Director of the
Company since May, 1992. Prior to that time, he held various offices with the Company since beginning employment with the Company in March, 1988. From November, 1993, Mr. Chessin served as Vice President and as Executive Vice President of the Company's wholly owned subsidiary, Autoworks, Inc., which filed
for   protection   under  Chapter  11  of  the  Bankruptcy   Code
("Bankruptcy Proceedings") in July, 1997, and which had its Plan of Reorganization approved by the Bankruptcy Court in November,
1999.   Since  May, 1999, Mr. Chessin has been Secretary  of  the
Company's    internet    e-commerce    auto    parts    business,
iAutoparts.com (R). Prior to joining the Company, Mr. Chessin was engaged in the private practice of law. Mr. Chessin is a member of the Board of Governors of the Car Care Council (a national association for automobile maintenance awareness). Mr. Chessin is 39 years of age.

      Stephen B. Ashley has been a Director of the Company since May, 1992. Mr. Ashley is Chairman and Chief Executive Officer of the Ashley Group (which includes related companies focused on management, brokerage, financing and investment in commercial and multi-family real-estate). Mr. Ashley served as Chairman and Chief Executive Officer of both Sibley Mortgage Corporation and Sibley Real Estate Services, Inc. from January, 1991 to March, 1996, at which time he resigned as Chief Executive Officer of
Sibley Mortgage Corporation. Prior to 1991 he served as President and Chief Executive Officer of both corporations (or their predecessors-in-interest) since 1975. He is also a director of The Genesee Corporation (which engages in dry food processing), the Federal National Mortgage Association, Inc. (Fannie Mae), and the Exeter Fund, Inc. and Manning and Napier Insurance Fund, Inc. (both of which are advisory firms to a family of mutual funds). In December, 2000 Mr. Ashley became a director of the High Falls Brewing Company and President of the Genesee Corporation, which sold the High Falls Brewing Company to a group of private investors. Mr. Ashley is 60 years of age.

<PAGE 3>

     E. Philip Saunders has been a director of the Company since May, 1992. Mr. Saunders is the former Chairman and Chief Executive Officer of Sugar Creek Corp. and its subsidiaries, W.W. Griffith Oil Co. (a petroleum distributor) and Sugar Creek Stores, Inc. (a convenience chain store operation) since 1977 and 1982, respectively. He has also been Chairman and Chief Executive Officer of Travel Ports of America, Inc. (a truck stop chain operation) since November, 1987. Mr. Saunders has been Vice Chairman of the Genesee Regional Bank (formerly the Lyndon Guaranty Bank) since April, 1997. He has also been a member of the Board of Directors, since October, 1998, of American Rock Salt, LLC and in November, 2000, he was named Chief Executive Officer of that entity. Mr. Saunders previously served as a director of Truckstops of America, Inc. (a regional chain of truck stops) and of Ryder Systems, Inc. (which engages mainly in the rental of vehicles) after that corporation acquired Truckstops of America, Inc., and as a director of Richardson Food Corporation (a distributor of dessert toppings and condiments). Mr. Saunders is 63 years of age.

Term Expires in 2002

     Eli N. Futerman has been President of the Company since May,
1992.   In January, 1999 he assumed the additional responsibility
of Chief Executive Officer. Prior to that time, he held various offices with the Company, including Vice President and Secretary,
since beginning employment with the Company in June, 1980.   From
November, 1993, Mr. Futerman served as President and as the Chief Executive Officer respectively of the Company's wholly owned subsidiary Autoworks, Inc. which filed for protection under Chapter 11 of the Bankruptcy Code ("Bankruptcy Proceedings") in July, 1997 and which had its Plan of Reorganization approved by the Bankruptcy Court in November, 1999. Since its inception in May, 1999, Mr. Futerman has been the President of the Company's
internet  e-commerce  auto parts business, iAutoparts.com (R).   Mr.
Futerman  has  been  a director of the Company  since  September,
1979.   Mr.  Futerman is a member of the Board of  Directors  and
Treasurer of Aftermarket Auto Parts Alliance, Inc. formerly Auto Value Associates, Inc., the programmed distribution group of which the Company is a member. Mr. Futerman is 42 years of age.

      William A. Buckingham has been a Director of the Company since November, 1997 and is currently a consultant in the private sector. From 1990 to 1997 he held several positions in the banking industry which included Executive Vice President of First Empire State Corporation and M&T Bank where he was responsible for that Company's Retail Banking Division. From 1973 to 1990, Mr. Buckingham held several positions with the Manufacturers Hanover Trust Company where he was Executive Vice President with responsibility for branch operations and consumer and small business lending, and President and Chief Executive Officer of Manufacturers Hanover, N.A. Mr. Buckingham currently serves as Chairman of the Board of Trustees at the Rochester Institute of Technology and as a Director of its for-profit RIT Research Corporation subsidiary. Mr. Buckingham also serves as Vice Chairman of the Directors Advisory Council of M&T Bank and as a Director and member of the Management Continuity Committee of The Genesee Corporation (which engages in dry food processing). Mr. Buckingham is 58 years of age.

<PAGE 4>

      Nathan Lewinger is a private investor whose investments include real estate and high tech companies. From 1976 until 1988 Mr. Lewinger served as President of Pennant Products Inc. (a manufacturer of bakery ingredients) until Pennant Products was sold in 1988 to Unilever Corporation. From 1988 to 1990 Mr.
Lewinger served as President of the Bakery Division of Van Den Burgh Foods (a division of Unilever) and from 1990 to 1993 he was a consultant to Unilever Corporation. He currently serves on the Board of EKMS, an intellectual property consulting firm in Cambridge, Massachusetts. Mr. Lewinger is 56 years of age.

     Gordon E. Forth has served as a director of the Company from May, 1992, to June, 1997. Mr. Forth rejoined the Company's Board of Directors in March 2000. Mr. Forth is a partner of Woods Oviatt Gilman LLP, a Rochester, New York based law firm, where he has practiced law since 1987. Mr. Forth also serves as corporate secretary for Zapata Corporation, a holding company and Zap.Com Corporation, an internet advertising and e-commerce networking company. Woods, Oviatt provides legal services to the Company. Mr. Forth is 39 years of age.


EXECUTIVE OFFICERS

     The name, age, current position and principal occupation and employment during the past five years of the executive officers of the Company who are not directors are set forth below:

     The following table sets forth certain information about the Company's executive officers:

Name                  Age              Position

Eli N. Futerman       42      Chief Executive Officer and
                              President
Daniel J. Chessin     39      Executive Vice President and
                              Secretary
Daniel R. McDonald    50      Vice President - General Counsel
Albert J. Van Erp     63      Vice President - Controller
Timothy Vergo         51      Vice President - Wholesale
                              Operations

      Peter  J.  Adamski,  Vice President  -  Finance  and  Chief
Financial Officer since August, 1998, resigned from the Company in July, 2000.

<PAGE 5>

      David M. Appelbaum, Vice President - Direct Distribution, resigned from the Company in May, 2000

      Albert J. Van Erp has been Vice President - Controller of the Company since August, 1998. From May, 1992 until August, 1998 he served as Vice President - Finance. From December, 1985 to May, 1992, he served as Controller of the Company. Mr. Van Erp has over 35 years experience in corporate internal accounting. Mr. Van Erp is 63 years of age.

     Timothy Vergo has been Vice President - Wholesale Operations of the Company since May, 1992. From August, 1981 to May, 1992, he served as Director of Operations of the Company. Mr. Vergo is 51 years of age.

      Daniel R. McDonald joined the Company as Vice President - General Counsel in July, 1997. Prior to joining the Company, Mr. McDonald was Associate General Counsel of First Federal Savings and Loan Association of Rochester, which was headquartered in Rochester, New York. Before joining First Federal in April, 1993, Mr. McDonald was engaged in private law practice. Mr. McDonald has also served as Vice President and Deputy General Counsel of Goldome FSB and was previously a partner in the Buffalo law firm of Jaeckle, Fleischmann & Mugel. Mr. McDonald is 50 years of age.

      See Board of Directors above for information concerning the Company's other executive officers.

     Family Relationships

      Eli N. Futerman is the brother-in-law of Daniel J. Chessin.
There are no other family relationships between any of the other directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") and NASDAQ reports of transactions in its Common Stock. Directors, Officers and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms actually furnished to the Company and written representations of the Company's directors and executive officers that no further forms were required, the Company believes that during Fiscal 2000, Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with by all such persons.

<PAGE 6>

Item 11.    EXECUTIVE COMPENSATION

       The summary compensation table below sets forth the compensation paid or accrued for services rendered in all capacities to the Company during the last three fiscal years to the Company's Chief Executive Officer, and each of the Company's four other most highly compensated executive officers who were serving as executive officers at the end of Fiscal 2000 and whose total annual salary and bonus exceeded $100,000, including one executive officer who was not serving as an executive officer at the end of Fiscal 2000 (collectively, the "Named Executive Officers").


Summary Compensation Table
                                    Annual Compensation

Name and Principal Position   Fiscal    Salary ($)(1)  Bonus ($)
                               Year
Eli N. Futerman                2000           318,663    ____
President and                  1999           318,663    ____
Chief Executive Officer        1998           315,189    ____

Daniel J. Chessin              2000           176,642    ____
Executive Vice President       1999           176,642    ____
                               1998           171,490    ____

Peter J. Adamski(5)            2000           143,884   10,000
Vice President-Finance and     1999           147,109    ____
Chief Financial Officer        1998            10,338    ____

Timothy Vergo                  2000           142,189    ____
Vice President -               1999           142,189    ____
Wholesale Operations           1998           139,131    ____

Albert J. Van Erp              2000           116,755    ____
Vice President - Controller    1999           116,755    ____
                               1998           114,367    ____

<PAGE 7>





 Summary Compensation Table
                                    Long-Term Compensation

                                   Securities
                                   Underlying       All Other
                                  Options/SARs    Compensations
 Name and Principal Position           (#)          ($)(2)(3)
Eli N. Futerman                       ____              32,699  (4)
President and                         ____              32,799  (4)
Chief Executive Officer               ____              32,745  (4)

Daniel J. Chessin                     ____               2,990
Executive Vice President              ____               2,990
                                      ____               3,006

Peter J. Adamski(5)                   ____                ____
Vice President-Finance and            ____                ____
Chief Financial Officer               ____                ____

Timothy Vergo                         ____               2,343
Vice President -                      ____               2,353
Wholesale Operations                 10,000              2,336

Albert J. Van Erp                     ____               2,836
Vice President - Controller           ____               2,836
                                      ____               2,761


(1)  Includes  portion  of salary deferred  under  the  Company's
401(k) Profit Sharing and Savings Plan.

(2)  Includes  the  aggregate value  of  the  Company's  matching contribution  during Fiscal 2000 to the Company's  401(k)  Profit
Sharing  and  Savings  Plan.  During the 2000  Fiscal  Year,  the
Company  made matching contributions in the following amounts  to
the  accounts  of  the  following  executive  officers:   Eli  N.
Futerman,  $1,400;  Daniel  J. Chessin,  $1,511;  Timothy  Vergo,
$1,260; Albert J. Van Erp, $1,575.

<PAGE 8>

(3)  Includes premiums paid by the Company during Fiscal 2000  on insurance  policies on the lives of the executive officers  named in  the table.  The Company is the owner and beneficiary of  such insurance policies that were purchased in connection with the non-
qualified selective incentive plan provided by the Company  which provides for certain retirement or death benefits to the officers or  their  designated  beneficiaries.  During  Fiscal  2000,  the
Company  made premium payments in the following amounts for  such insurance  policies  on  the  lives of  the  following  executive
officers:   Eli  N. Futerman, $2,206; Daniel J. Chessin,  $1,520;
Timothy Vergo, $1,083, and Albert J. Van Erp, $1,261.

(4)  Includes  $29,093  of premiums paid by  the  Company  during
Fiscal 2000 on four insurance policies owned by, and on the  life
of,   Mr.   Futerman,  which  have  a  total  death  benefit   of
approximately  $2,525,000 and under which Mr.  Futerman  has  the discretion to designate the beneficiary or beneficiaries.

(5)  Peter J. Adamski, Vice President-Finance and Chief Financial
Officer since August, 1998, resigned from the Company in July, 2000.



OPTIONS GRANTS IN FISCAL 2000

      The Company did not make any stock option grants during Fiscal 2000 to the Company's President and Chief Executive
Officer or the Company's other Named Executive Officers during such fiscal year.

OPTION EXERCISES IN FISCAL 2000

      The following table sets forth stock options exercised by the Company's President and Chief Executive Officer and the other
Named Executive Officers during Fiscal 2000 and the number and value of all unexercised options at September 30, 2000.



  Aggregated Option/SAR Exercises in the Last Fiscal Year and
               Fiscal Year-End Option/SAR Values



                              Shares Acquired        Value
Name                          on Exercise (#)    Realized ($)
Eli N. Futerman
President and Chief
Executive Officer                   ____             ____

Daniel J. Chessin
Executive Vice President            ____             ____

Peter J. Adamski(2)
Vice President-Finance and
Chief Financial Officer             ____             ____

Timothy Vergo
Vice President
Wholesale Operations                ____             ____

Albert J. Van Erp
Vice President - Controller         ____             ____

<PAGE 9>




  Aggregated Option/SAR Exercises in the Last Fiscal Year and
               Fiscal Year-End Option/SAR Values

                                       Number of
                                Securities Underlying
                              Unexercised Options/SARs
                                 at Fiscal Year End
                                         2000
Name                           Exercisable      Unexercisable
Eli N. Futerman
President and Chief
Executive Officer                     46,683        ____

Daniel J. Chessin
Executive Vice President              61,152        ____

Peter J. Adamski(2)
Vice President-Finance and
Chief Financial Officer                 ____        ____

Timothy Vergo
Vice President
Wholesale Operations                  51,117        ____

Albert J. Van Erp
Vice      President      -            43,517        ____
Controller


<PAGE 10>


  Aggregated Option/SAR Exercises in the Last Fiscal Year and
               Fiscal Year-End Option/SAR Values

                                     Value of Unexercised
                                  In-The-Money Options/SARs
                                    Fiscal Year End  2000
Name                             Exercisable    Unexercisable(1)
Eli N. Futerman
President and Chief
Executive Officer                    ____             ____

Daniel J. Chessin
Executive Vice President             ____             ____

Peter J. Adamski(2)
Vice President-Finance and
Chief Financial Officer              ____             ____

Timothy Vergo
Vice President
Wholesale Operations                 ____             ____

Albert J. Van Erp
Vice President - Controller          ____             ____

(1) An "in-the-money" stock option is an option for which the market price on September 30, 2000 of the Company's Common Stock underlying the option exceeds the option exercise price. As of September 30, 2000, the market price of the Company's Common Stock was $0.813. The exercise price of the options disclosed in the above table exceeded the market price of the Company's Common Stock on that date.

(2)   Peter   J. Adamski Vice President Fianace  and Chief Financial
Officer since August, 1998, resigned from the Company in July, 2000.


<PAGE 11>

COMPENSATION OF DIRECTORS

      The Company's non-employee directors are paid $1,000 for each Board meeting and $500 for each committee meeting attended and reimbursed for ordinary and necessary expenses incurred in connection with such meetings. On March 15, 2000 the Board of Directors approved a grant to each of the non-employee directors of an option to purchase up to 5,000 shares of Common Stock. The grant is subject to shareholder approval.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During Fiscal 2000, the Compensation Committee was comprised of Messrs. Eli N. Futerman, William A. Buckingham and E. Philip Saunders. Eli N. Futerman is the Company's President and Chief Executive Officer. Mr. Robert I. Israel, a former director who did not stand for re-election, served on the Board of Directors and was a compensation committee member from October 1, 1999 through March 15, 2000. He is a Managing Director of an
Investment Banking firm which has, in the past, provided investment banking services to the Company.

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

      The following table sets forth the number of shares of Common Stock beneficially owned at December 31, 2000 by (i) each director, (ii) each Named Executive Officer, (iii) by all directors and Named Executive Officers of the Company as a group and (iv) each person or other entity known by the Company to beneficially own more than 5% of the outstanding common stock.

Director, Nominee     Amount and Nature of         Percent of
or Group              Beneficial Ownership (1)     Class (6)

Eli N. Futerman,        2,917,317  (2)                  60.9
President, Chief
Executive Officer
and Director

Daniel J. Chessin,        146,794  (3)                   3.1
Executive Vice
President, Secretary
and Director

Stephen B. Ashley,          9,348  (4)                     *
Director

William A. Buckingham,      5,000  (4)                     *
Director

Gordon E. Forth,                0                          *
Director

Nathan Lewinger,                0                          *
Director

E. Philip Saunders,         7,747  (4)                     *
Director

Albert J. Van Erp,         43,517  (4)                     *
Vice President -
Controller

Timothy Vergo,             51,117  (4)                   1.1
Vice President -
Wholesale Operations

All Directors and Named
Executive Officers of
the Company as a Group
(9 persons)              3,197,833  (5)                 64.4

<PAGE 12>

* Indicates the number of shares constitutes less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated, the persons included in the table have sole voting and sole investment power with respect to the shares owned by him. Shares of common stock subject to options that are either currently exercisable or exercisable with the Company within 60 days of December 31, 2000 are deemed to be outstanding and to be beneficially owned by the option holder for purposes of computing the percentage of ownership of the option holder. These shares, however, are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 16,482 shares owned by Mr. Futerman's immediate family and 46,683 shares which may be purchased by Mr. Futerman pursuant to stock options that are currently exercisable or become exercisable within 60 days from December 31, 2000. Also includes 2,362,060 shares over which Mr. Futerman has voting and investment control as the executor of Michael Futerman's Estate and trustee of the Michael Futerman Living Trust and voting and investment control over 179,960 shares in the name of Sara Futerman. Under Michael Futerman's will and Living Trust, his shares have been distributed to a marital trust under the Living Trust, for the benefit of Michael Futerman's wife, Sara Futerman. Eli N. Futerman will continue to have voting and investment control over these shares as trustee of the marital trust. Mr. Futerman disclaims beneficial ownership of shares not held of record by him, individually, as executor or as trustee.

<PAGE 13>

(3) Includes 77,899 shares owned of record by members of Mr. Chessin's immediate family and 61,152 shares which may be purchased by Mr. Chessin pursuant to stock options that are currently exercisable or become exercisable within 60 days of December 31, 2000. Mr. Chessin disclaims beneficial ownership over all shares owned by his immediate family members.

(4) Includes shares issuable upon exercise of stock options presently exercisable or which become exercisable within 60 days from December 31, 2000 as follows: Stephen B. Ashley, 7,747 shares; William A. Buckingham, 3,000 shares; E. Philip Saunders, 7,747 shares; Timothy Vergo, 51,117 shares; and Albert J. Van Erp, 43,517 shares.

(5) Includes 223,463 shares issuable upon exercise of stock options presently exercisable or which become exercisable within 60 days of December 31, 2000.

(6) The percentages in this column have been calculated on the basis of the 4,745,014 shares outstanding on December 29, 2000, plus the number of shares of Common Stock deemed outstanding pursuant to Securities and Exchange Commission Rule 13d-3(d)(1).

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of September 30, 2000, the Company leased from Michael Futerman's estate, Eli N. Futerman, Daniel J. Chessin and Ira D. Jevotovsky, a former director, and their wives or partnerships, corporations or trusts in which such persons have interest, 14 of its 21 distribution center sites and 33 of its 77 Advantage Auto Stores sites. (Michael Futerman, deceased, was the Company's Chairman of the Board of Directors and a greater than 5%
beneficial owner of Common Stock; Eli N. Futerman is the Company's President and Chief Executive Officer, a director and a greater than 5% beneficial owner of Common Stock; Daniel J. Chessin is the Company's Executive Vice President, Secretary and a Director.) The approximate total gross distribution center space under such leases was 355,360 square feet. The approximate aggregate store space under such leases was 181,008 square feet. All such leases provide for security deposits equal to one month's rent, annual base rental increases equal to the annual increase in a specified Consumer Price Index ("CPI") applied to the preceding year's base rent, and for the Company to pay insurance, real property taxes, utilities and to perform all maintenance and repairs. In Fiscal 2000, the Company paid approximately $1,835,000 as base rental for all distribution centers and store properties under such related party leases. As of September 30, 2000, the total base rentals payable under all such distribution center and store leases through the end of their respective terms was approximately $7.1 million, subject to CPI-based increases described above. Some of the aforementioned leases have been capitalized. These rental figures are total rents for all such leases, including amounts representing interest under those leases which have been capitalized.

<PAGE 14>

      The Company leases two direct distribution locations from the Company's former Vice President of Direct Distribution, David
M. Appelbaum and a third location from a partnership comprised of David M. Appelbaum and an additional unaffiliated party. The total gross space under such leases is approximately 54,400 square feet. The leases require the Company to pay insurance, real property taxes, utilities and to perform all maintenance and repairs. As of September 30, 2000, the total base rentals payable under these leases through the end of their respective terms was approximately $1.3 million or approximately $335,000 annually.

      The Company is liable under guarantees in favor of the holder of first priority mortgages covering the property leased from Mr. Appelbaum pursuant to which approximately $1.5 million in the aggregate was outstanding as of September 30, 2000. Mr. Appelbaum agreed to indemnify, defend and hold harmless the Company from any losses which arise from or are related to such guarantees.

      By an Agreement dated August 14, 1995, the Company entered into a split-dollar arrangement with a Trust established by Eli
N. Futerman of which Manufacturers and Traders Trust Company is the Trustee. Pursuant to the Agreement, the Company pays a portion of the annual premium on an insurance policy held in the Trust. The policy is a single life policy payable upon the death of Mr. Futerman. The face value of the policy is $1 million. Pursuant to the terms of the Trust, Mr. Futerman's wife will receive the proceeds of the policy (less reimbursement to the Company for premiums) if she survives her husband. The amount of all premiums paid by the Company constitutes indebtedness from the Trust to the Company. Upon termination of the Agreement, the Company is entitled to receive from the Trust the amount equal to the premiums it has paid. The Company paid $14,008 of premiums during the 2000 fiscal year in connection with this arrangement. Mr. Futerman acquired this policy during Fiscal 1994.

<PAGE 15>

     By an Agreement dated January 18, 1996, and later amended on June 1, 2000, the Company entered into a split-dollar arrangement with a Trust established by Daniel J. Chessin of which Fleet Trust Company is the Trustee. Pursuant to the Agreement, the Company pays a portion of the annual premium on an insurance policy held in the Trust. The policy is a single life policy payable upon the death of Mr. Chessin. The face value of the policy is $3 million. Pursuant to the terms of the Trust, Mr. Chessin's wife will receive the proceeds of the policy (less reimbursement to the Company for premiums) if she survives her husband. The amount of all premiums paid by the Company constitutes indebtedness from the Trust to the Company. Upon termination of the Agreement, the Company is entitled to receive from the Trust the amount equal to the premiums it has paid. The Company paid $11,851 of premiums during the 2000 fiscal year in connection with this agreement. Mr. Chessin acquired this policy during Fiscal 1994.

     In February, 1996, Michael Futerman, since deceased, and Eli
N. Futerman advanced $2.5 million to the Company. The Company repaid $350,000 of this debt and exchanged five-year subordinated demand notes representing the $2,150,000 principal balance of this debt. The Futermans' subordinated notes bear interest at the rate of 12% per annum. Interest is payable monthly. The notes are redeemable at the option of the Company, in whole or part, at any time, subject to a subordination agreement with the Company's lender, Fleet Capital Corporation. During Fiscal 2000, the Estate of Michael Futerman, (the former Chairman of the Board and majority stockholder of the Company), and Eli N. Futerman, (President and Chief Executive Officer of the Company), deferred principal payments due them from the Company under the subordinated notes until 2003. As a result, in Fiscal 2000, the Company made interest payments only on the subordinated notes. In the event that the Company's net income is $4,141,000 or greater in any fiscal year, then the Company must make a principal prepayment on the notes equal to 19.186% of its net income in excess of such amount, provided the Company is not in default under the credit facility with Fleet Capital Corporation. The notes are unsecured and subordinate to all of the Company's indebtedness to Fleet Capital Corporation.

<PAGE 16>

      On or about December 3, 1998, FCA Associates, a partnership consisting of, at that time, Eli N. Futerman, Daniel J. Chessin and David M. Appelbaum, entered into a purchase and sale agreement with a third party for the purchase of three (3) properties located in Rochester, New York and the Towns of Gates, New York and Farmington, New York. The Company is a tenant with direct distribution facilities at the latter two locations. The closing of the transaction took place on January 15, 1999 and the Company leases were assigned from the third party to FCA Associates. The total gross space of the latter two leases is approximately 9,500 square feet. The leases require the Company to pay for liability insurance, real property taxes, utilities and to perform all interior maintenance and repairs. The Company closed its Merchants Road direct distribution facility in Rochester, New York on or about October 1, 1999 and ended its occupancy and terminated the lease on or about December 31, 1999. As of September 30, 2000, the total base rentals payable under the leases for Gates, New York and Farmington, New York, until the end of their terms on October 31, 2001, will be approximately $104,000, or $96,000 annually.

      Gordon E. Forth, a director of the Company, is a partner in Woods Oviatt Gilman LLP, which serves as the Company's principal outside counsel.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HAHN AUTOMOTIVE WAREHOUSE, INC.


Date: January 29, 2001     By: *S// Eli N. Futerman
                      Eli N. Futerman,
                      President and Chief Executive Officer
                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: January 29, 2001     *S// Eli N. Futerman
                      Eli N. Futerman, Director


Date: January 29, 2001     *S// Albert J. Van Erp
                      Albert J. Van Erp
                      Vice President - Controller
                      (Principal Financial Officer)


Date: January 29, 2001     *S// Daniel J. Chessin
                      Daniel J. Chessin, Director

<PAGE 17>

Date: January 29, 2001     *S// Stephen B. Ashley
                      Stephen B. Ashley, Director


Date: January 29, 2001     *S// William A. Buckingham
                      William A. Buckingham, Director


Date: January 29, 2001     *S// Gordon E. Forth
                      Gordon E. Forth, Director

Date: January 29, 2001     *S// Nathan Lewinger
                      Nathan Lewinger, Director


Date: January 29, 2001     *S// E. Philip Saunders
                      E. Philip Saunders, Director


* By: S// Eli N. Futerman
       Eli N. Futerman, Attorney-in-Fact