Form 10-Q
period 2000-12-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2001-02-14
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q

                     QUARTERLY REPORT UNDER
                   SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                   December 31, 2000

Commission File Number                            0-20984

                HAHN AUTOMOTIVE WAREHOUSE, INC.
     (Exact name of Registrant as specified in its charter)

     NEW YORK                                16-0467030
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)    No.)

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

YES    X            NO


Number of shares outstanding of the registrant's common stock, par value $.01 per share, on February 14, 2001; 4,745,014.


<PAGE 1>


                 HAHN AUTOMOTIVE WAREHOUSE, INC.
                              Index



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2000 and September 30, 2000

          Condensed Consolidated Statements of Operations - for the three months ended December 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of Cash Flows - for the three months ended December 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of Comprehensive
          Income - for the three months ended December 31, 2000
          and December 31, 1999

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

Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

<PAGE 2>



        HAHN AUTOMOTIVE WAREHOUSE, INC.
     CONDENSED CONSOLIDATED BALANCE SHEETS
       (In Thousands, except share data)

ASSETS                                            12/31/00       9/30/00
                                                 (Unaudited)
Current Assets:

 Cash                                                    $80           $80
 Trade Accounts Receivable (Net of
  Allowance for Doubtful Accounts)                    15,225        16,062
 Inventory                                            44,816        46,192
 Other Current Assets                                  1,899         1,799
Total Current Assets                                  62,020        64,133

Property, Equipment, and Leasehold
 Improvements, Net                                     5,942         6,016
Other Assets                                           8,804         8,802

Total Assets                                          76,766        78,951

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt
    and Capital Lease Obligations                      2,170         1,253
  Accounts Payable                                     9,342        13,266
  Compensation Related Liabilities                     1,215         1,613
  Discontinued Operations                                375           392
  Other Accrued Expenses                               4,158         3,925
Total Current Liabilities                             17,260        20,449

Obligations Under Credit Facility                     37,788        35,739
Notes Payable-officers and affiliates                  1,445         1,445
Other Long-Term Debt                                     889         1,896
Capital Lease Obligations                              2,706         2,787
Other Liabilities                                      2,170         2,176
Total Liabilities                                     62,258        64,492

Shareholders' Equity:
  Common Stock (par Value $.01 per share;
  Authorized 20,000,000 Shares;
  Issued and Outstanding 4,745,014)                       47            47

  Additional paid-in capital                          25,975        25,975
  Retained deficit                                   (11,514)      (11,563)
Total Shareholders' Equity                            14,508        14,459

Total Liabilities and Shareholder's Equity           $76,766       $78,951

The accompanying notes are an integral part of the financial statements.


<PAGE 3>


             HAHN AUTOMOTIVE WAREHOUSE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three Months Ended December 31, 2000 and 1999
     (In Thousands, except for share and per share data)
                          (Unaudited)

                                     2000             1999
Net Sales                         $28,823          $29,498

Cost of Products Sold              17,342           18,065

Gross Profit                       11,481           11,433

Selling, General and
  Administrative Expense           10,067           10,444

Depreciation and Amortization         440              465

Income from Operations                974              524

Interest Expense                   (1,034)            (940)

Interest and Service Charge
 Income                               139              102

Income (Loss) Before Taxes             79             (314)

Income Taxes (Refundable)              30             (120)

Net Income (Loss)                     $49            ($194)

Basic and Diluted Net Income
 (Loss) per Share                   $0.01           ($0.04)

Weighted Shares Outstanding     4,745,014        4,745,014

The accompanying notes are an integral part of the financial statements.


<PAGE 4>


                HAHN AUTOMOTIVE WAREHOUSE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For The Three Months Ended December 31, 2000 and 1999
                        (In Thousands)
                         (Unaudited)

                                                 2000       1999
Cash Flows from Operating Activities:

 Net Income (Loss)                                $49      ($194)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Used In
  Operating Activities:
   Depreciation and Amortization                  440        465
   Provision for Doubtful Accounts
    and Notes                                     140        133

Changes in Assets and Liabilities:
 Trade Accounts Receivable                        697        135
 Inventory                                      1,376        863
 Other Assets                                    (186)       (29)
 Accounts Payable and Other Accruals           (4,112)    (2,326)

Net Cash Used In Operating Activities          (1,596)      (953)

Cash Flows from Investing Activities:
 Additions to Property, Equipment and
  Leasehold Improvements                         (282)       (65)
Net Cash Used in Investing Activities            (282)       (65)

Cash Flows from Financing Activities:
 Net Borrowings Under Revolving Credit
  Agreement                                     2,049      1,295
 Payment of Long-Term Debt and Demand
  Notes                                           (72)      (148)
 Payment of Notes Payable - Officers
  and Affiliates                                    0        (40)
 Payment of Capital Lease Obligations             (99)       (90)

Net Cash Provided by Financing
 Activities                                     1,878      1,017

Net Decrease in Cash                                -         (1)
Cash at Beginning of Year                          80         81
Cash at End of Period                              80         80

Supplemental Disclosures of Cash
 Flow Information
 Cash Paid During the Quarter for:
  Interest                                     $1,011       $850

  Income Taxes                                    $68         $4

The accompanying notes are an integral part of the financial statements.


<PAGE 5>


               HAHN AUTOMOTIVE WAREHOUSE, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    For the Three Months Ended December 31, 2000 and 1999
                       (In Thousands)
                         (Unaudited)

                                          2000          1999
Net Income (Loss)                           $49        ($194)

Unrealized Loss on Marketable
  Securities, Net of Tax                      0          (20)

Comprehensive Net Income (Loss)             $49        ($214)


The accompanying notes are an integral part of the financial statements.


<PAGE 6>

                 HAHN AUTOMOTIVE WAREHOUSE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the footnotes herein are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that all condensed consolidated financial statements contained herein be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the Fiscal Year ended September 30, 2000, on Form 10-K, filed with the Securities and Exchange Commission, Washington, D.C. 20549. This information may be obtained through the web site of the Securities and Exchange Commission, EDGAR Filing section, at http://www.sec.gov.

Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

<PAGE 7>

                                      In thousands, except share
                                           and per share data

                                             Three Months
                                          Ended December 31,
                                        2000            1999

Basic and Diluted Shares Outstanding:
  Weighted Average Number of
    Shares Outstanding                  4,745,014  4,745,014

  Net Income (Loss)                           $49      ($194)


  Basic and Diluted EPS (LPS)                $.01      ($.04)

The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of both December 31, 2000 and 1999.

3.  Debt (in thousands)

Long-term debt, excluding capital leases, consists of the following:

                                        12/31/00       9/30/00

Credit Facility Agreement                38,288        36,239
Notes Payable - Officers and Affiliates   1,445         1,445
Other Long-Term Debt                      2,168         2,240
Less Current Maturities                  (1,779)         (844)

                                        $40,122       $39,080

The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 6.6% and 9.50%, respectively, at December 31, 2000. The unused portion of the Credit Facility bears interest at an annual rate of .25% to .375%.

As of February 14, 2001, the Company had an outstanding balance of $37.0 million under the Credit Facility.

<PAGE 8>

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants, at December 31, 2000.

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

4. Business Segment Information

The Company presents segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company presents its operating results in two segments: direct distribution and full service distribution. Segment selection was based on internal organizational structure, the way in which the operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results, and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.

<PAGE 9>

Information concerning the Company's Business Segments for the first quarter of Fiscal Years 2001 and 2000, is as follows
(dollars in thousands):

                                             2001         2000

   Net Sales to Customers
       Full Service Distribution             $25,104      $25,217
       Direct Distribution                     3,719        4,281
     Total Net Sales to Customers            $28,823      $29,498

   Operating Income
       Full Service Distribution              $1,008         $570
       Direct Distribution                       (34)         (46)
     Total Operating Profit                     $974         $524
   Interest Expense                           (1,034)        (940)
   Other Income                                  139          102
   Consolidated Income (Loss) Before             $79        ($314)
   taxes

   Identifiable Assets <1>
       Full Service Distribution             $70,906      $72,434
       Direct Distribution                     5,860        6,517
     Total Identifiable Assets               $76,766      $78,951

   Capital Expenditures
       Full Service Distribution                $279          $61
       Direct Distribution                         3            4
     Total Capital Expenditure                  $282          $65

   Depreciation and Amortization
       Full Service Distribution                $406         $417
       Direct Distribution                        34           48
     Total Depreciation and                     $440         $465
   Amortization

<1> Amounts presented in Fiscal 2000 column are as of September 30,
    2000.



<PAGE 10>

                 HAHN AUTOMOTIVE WAREHOUSE, INC.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

The discussions set forth in this form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to the management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed under the heading "Important Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K, for the Fiscal Year ended September 30, 2000, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Annual Report may be obtained by contacting the Commission's public reference operations or through the worldwide web site at http://www.sec.gov, EDGAR Filing section. Readers are strongly encouraged to obtain and consider the factors listed in the 2000 Annual Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Results of Operations

The Company's net sales for the first quarter of Fiscal Year 2001, which ended December 31, 2000 declined approximately $700,000, to $28.8 million, from $29.5 million for the same fiscal quarter last year. This 2.3% decrease arose mainly from the Company's direct distribution division and is attributable to the closing of the Harrisburg, Pa. location and general softness in the auto parts industry caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles, warranted pre-owned vehicles and increased competition. For the quarter, on a comparable location basis, net sales decreased by .5% at the Advantage Auto Stores, 6.0% at the direct distribution centers and .7% in the full service distribution centers. The direct distribution centers were adversely affected by increased competition and the closing of one center.

Gross profit for the first quarter of Fiscal Year 2000 increased 0.4%. Gross profit, expressed as a percentage of sales, increased to 39.8%, from 38.8%, for the first quarter of the previous fiscal year. This percentage increase is primarily due to the increase in Advantage Auto Stores net sales, which generate higher margins, as a percentage of total consolidated net sales, and a focused effort to increase margins on sales of product related to older vehicles.

Selling, general and administrative expense decreased approximately $400,000 from $10.4 million in the first quarter of Fiscal 2000, to $10.0 million for the comparable quarter of
Fiscal 2001. This was primarily the result of closing the Harrisburg direct distribution center and the ongoing program of expense control. As a percentage of net sales, selling, general and administrative expense decreased from 35.4% for the first quarter of Fiscal Year 2000, to 34.9% for the same quarter of Fiscal Year 2001.

<PAGE 11>

Depreciation and amortization decreased $25,000 from $465,000 during the first fiscal quarter last year, to $440,000 for the first quarter of the current fiscal year. This decrease is the result of certain assets becoming fully depreciated (in particular, owned vehicles, which are being replaced by leased vehicles).

As a result of the factors discussed above, operating income for the first quarter increased $450,000 to $974,000 from $524,000 in the previous fiscal year. As a percentage of net sales, operating income increased to 3.4% from 1.8% in the same quarter of Fiscal 2000.

Interest expense increased $94,000 from $940,000, in the first fiscal quarter of 2000, to approximately $1.0 million, for the first quarter of the current fiscal year. This increase is the result of higher average borrowings and higher interest rates under the Credit Facility, which was partially offset by a decrease in the interest component of payments on capitalized leases.

As a result of the factors discussed above, the Company had a net profit before income taxes of $79,000 for the three months ended
December 31, 2000, compared to a loss before taxes of $314,000 in the same quarter of the previous fiscal year.

After taxes, the Company's net profit for the current quarter was $49,000 or $.01 per share, compared to a net loss of $194,000 or $.04 per share, for the first quarter of Fiscal 2000.

Liquidity and Capital Resources

The  Company's principal sources of liquidity for its operational
and   capital   requirements  are  internally  generated   funds,
borrowings under its Credit Facility, leasing arrangements and extended payment terms from vendors.

During the first fiscal quarter of 2001, the Company obtained an approval from Fleet Capital to overadvance its Credit Facility in the amount of $2.0 million during the period December 26, 2000 through January 12, 2001. The Company utilized this overadvance facility to the extent of $1.0 million during the period.
Subsequent to the end of the first fiscal quarter, the Company obtained a similar overadvance approval for the period from January 26, 2001 through February 12, 2001, which has been utilized. As of February 14, 2001, the Company had an outstanding balance of $37.0 million under its Credit Facility leaving $1.0 million of availability. The Company may request future overadvances from Fleet Capital during the remainder of Fiscal Year 2001. There can be no assurances that Fleet Capital will grant any such requests or if it does grant such requests that it will be on favorable terms to the Company.

<PAGE 12>

During the first quarter of Fiscal Year 2001, operating activities consumed net cash of $1.6 million, compared to approximately $1.0 million for the same quarter in Fiscal Year 2000, primarily due to a seasonal decrease in accounts payable and extended terms from our major vendors due to Hurricane Floyd in Fiscal Year 2000 that were not available to the Company in the current fiscal year.

Cash flow used in investing activities for the current quarter was $282,000, an increase of $217,000 expended for these activities in the corresponding quarter for the previous fiscal year. Cash used in investing activities consists mainly of purchase of computer equipment and store fixtures upon expiration of certain leases.

Financing activities during the first quarter of Fiscal 2001 generated $1.9 million in cash, compared to $1.0 million in the first quarter of Fiscal 2000. This was primarily due to an increase in the line of credit to fund operating activities and partially offset by payments on long-term debt and capital lease obligations.

In the future the Company expects to make minor strategic acquisitions to the extent that its debt service and other funding requirements permit.

The Company anticipates that, subject to Fleet Capital granting future requests for overadvances, its sources of liquidity will provide sufficient working capital to operate its business, make expected capital expenditures and to meet its other short-term and longer-term liquidity needs, through the balance of Fiscal 2001. The Company, however, does not expect to generate cash flow sufficient to fund the repayment of borrowings due under its revolving credit facility upon its maturity and accordingly, expects that it will seek to refinance such amounts prior to such maturity. No assurance can be given that such refinancing can be successfully accomplished or accomplished on favorable terms. A failure to refinance this revolving credit facility, if necessary, would result in a severe liquidity problem for the Company.

Seasonality

The Company's business is somewhat seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive aftermarket products. Historically, the Company's net sales and gross profits have been higher in the second half of each fiscal year than in the first half.

<PAGE 13>


PART II.  OTHER INFORMATION

Item 5.   Other Information

On November 7, 2000, the Company received a notice from NASDAQ stating that because the Company's common stock did not maintain a bid price of at least $1.00 for the previous 30 consecutive trading days, the Company's common stock will be delisted on February 7, 2001, unless the bid price for the Company's common stock is at least $1.00 for 10 consecutive trading days on or before February 5, 2001. As the Company's stock did not meet this continued listing standard by the required date, pursuant to NASDAQ rules, the Company requested, and was subsequently granted, an oral hearing with the appropriate NASDAQ panel. The hearing is scheduled for March 16, 2001. The delisting is stayed pending the hearing. At the hearing, the Company will present the actions it intends to take to correct the minimum bid price deficiency, including the 1 for 3 reverse stock split which the Company's Board of Directors approved and intends to present to shareholders for consideration at the Company's 2001 annual shareholders meeting. The Company also intends to present the $1.00 per share cash out merger proposal presented to the Company by its controlling shareholders which is currently being considered by a Special Committee of the Company's Board of Directors. The Company intends to request a contingent listing on the NASDAQ Small Cap market for a period of up to 90 days while actions are completed to correct the $1.00 minimum bid deficiency. However, there is no assurance that the Company will be successful at the hearing. If NASDAQ delists the Company's stock, it could make it more difficult for stockholders or potential stockholders to sell, buy or obtain quotations as to the price of the Company's stock.

Item 6.   Exhibits and Reports on Form 8-K

      (a)            Exhibits

                     Exhibit 27

      (b) Current Report on Form 8-K dated and filed on January 19, 2001.


<PAGE 14>



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



                              HAHN AUTOMOTIVE WAREHOUSE, INC.
                                       (Registrant)




                              By:  s//Eli N. Futerman
                                 Eli N. Futerman
                                President and Chief Executive
                                Officer



                              By:  s//Albert J. Van Erp
                                 Albert J. Van Erp
                                 Vice President - Controller



Dated:  February 14, 2001

<PAGE 15>

                           Exhibit 27

Selected financial information as required for Edgar electronic filing for the three months ended December 31, 2000.