Form 10-Q
period 2001-03-31
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2001-05-15
CIK 888781

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                              FORM 10-Q

	QUARTERLY REPORT UNDER 	SECTION 13 OR 15(d) OF THE
	           SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended 		March 31, 2001

Commission File Number			0-20984

        	HAHN AUTOMOTIVE WAREHOUSE, INC.
	(Exact name of Registrant as specified in its charter)

	NEW YORK				16-0467030
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization) 			Identification No.)

415 West Main Street	Rochester, New York  		14608
(Address of principal executive offices)	     (Zip Code)

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

Number of shares outstanding of the registrant's common stock, par value $.01 per share, on May 11, 2001; 1,581,671.

HAHN AUTOMOTIVE WAREHOUSE, INC.
Index


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2001 and September 30, 2000

	Condensed Consolidated Statements of Operations - for the six months and three months ended
	March 31, 2001 and March 31, 2000

	Condensed Consolidated Statements of Cash Flows - for the six months ended March 31, 2001
	and March 31, 2000

	Condensed Consolidated Statements of Comprehensive
	Income - for the six months and three months ended
	March 31, 2001 and March 31, 2000

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations


PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

ASSETS	                          3/31/01		9/30/00
	(Unaudited)
Current Assets:
  Cash	                              $77 		    $80
 Trade Accounts Receivable
  (Net of Allowance for
   Doubtful Accounts)	           16,511 	         16,062
  Inventory	                   43,523 	         46,192
  Other Current Assets              1,883 	 	  1,799
Total Current Assets               61,994                64,133

Property, Equipment, and Leasehold
  Improvements, net	            5,690                 6,016
Other Assets	                    8,754                 8,802

	                          $76,438 	        $78,951
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
  and capital lease obligations	   $2,127 		 $1,253
  Accounts payable	           10,957 		 13,266
  Compensation related liabilities  1,466 		  1,613
  Discontinued Operations	      366 		    392
  Other accrued expenses	    4,023 		  3,925
Total Current Liabilities	   18,939 		 20,449

Obligations Under Credit Facility  35,900 		 35,739
Notes Payable-Officers and
  Affiliates	                    1,445 		  1,445
Long-Term Debt	                      840 		  1,896
Capital Lease Obligations	    2,623 		  2,787
Other Liabilities                   2,164 		  2,176
Total Liabilities	           61,911 		 64,492

Shareholders' Equity:
  Common stock (par value $.01 per
    share; authorized 20,000,000
    shares; issued and outstanding
    (1,581,671)	                       16 		     16
Additional Paid-in Capital  	   26,006 		 26,006
Retained Earnings	          (11,495)		(11,563)
Total Shareholders' Equity	   14,527 		 14,459

	                          $76,438 		$78,951


The accompanying notes are an
integral part of the financial
statements.


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)
	                      For the 6 Months Ended
	                     March 31,	       March 31,
	                       2001		 2000

Net Sales	               $57,910 		 $60,425
Cost of Products Sold	        34,785 		  37,129

Gross Profit	                23,125 		  23,296

Selling, General and
  Administrative Expense	20,353 		  20,929
Depreciation and Amortization	   887 		     895

Operating Income	         1,885 		   1,472

Interest Expense	        (2,037)		  (1,920)
Interest and Service Charge
  Income	                   233 		     179
Income from Equity Investment	    28 		      53


Income (Loss) Before Taxes	   109 		    (216)

Income Taxes (Refundable)	    41 		     (82)


Net Income (Loss)	           $68 		   ($134)


Basic and Diluted Earnings
  Per Share:

Net Income (Loss)	         $0.04 		  ($0.08)

Basic and Diluted Weighted
  Average Number of Shares   1,581,671 	       1,581,671




HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for share and per share data)
(Unaudited)
	                       For the 3 Months Ended
	                      March 31,	       March 31,
	                        2001		 2000

Net Sales	               $29,087 		 $30,927
Cost of Products Sold	        17,443 		  19,065

Gross Profit	                11,644 		  11,862

Selling, General and
  Administrative Expense	10,286 		  10,486
Depreciation and Amortization	   447 		     430

Operating Income	           911 		     946

Interest Expense	        (1,003)		    (979)
Interest and Service Charge
  Income	                    94 		      77
Income from Equity Investment	    28 		      53


Income (Loss) Before Taxes	    30 		      97

Income Taxes (Refundable)	    11 		      38


Net Income (Loss)	           $19 		     $59


Basic and Diluted Earnings
  Per Share:

Net Income (Loss)	         $0.01 		   $0.04

Basic and Diluted Weighted
  Average Number of Shares   1,581,671         1,581,671

The accompanying notes are an
integral part of the financial
statements.



HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	                     6 Mo. Ended	    6 Mo. Ended
	                       3/31/01	              3/31/00
Cash flows from operating
  activities:
 Net income (Loss)	          $68 		       ($134)
 Adjustments to reconcile net
  income (Loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization	          887 		         895
 Provision for doubtful
  accounts and notes	          279 		         273

Change in assets and liabilities:
 Trade receivables	         (728)		         538
 Inventory	                2,669 		       1,934
 Other assets	                 (204)		        (222)
 Accounts payable and other
  accrued expenses	       (2,396)		      (1,786)

Net cash provided by operating
  activities	                  575 		       1,498
Cash flows from investing
  activities:
Additions to property,
  equipment and leasehold
  improvements, net	         (393)		        (162)
Net cash used in investing
  activities:	                 (393)		        (162)

Cash flows from financing
  activities:
 Net borrowings under (payment
  of) line of credit	          161 		        (782)
 Payments of long-term debt and
  demand notes	                 (146)		        (295)
 Payment of notes payable-
  officers and affiliates	    0 		         (80)
 Payment of capital lease
  obligations	                 (200)		        (182)

Net cash used in financing
  activities	                 (185)		      (1,339)

Net decrease in cash	           (3)		          (3)
Cash at beginning of year	   80 		          81

Cash at end of period	           77 		          78

Supplemental disclosures of cash
  flow information
 Cash paid during the quarter
  for:
  Interest	               $1,905 		      $1,740

  Income taxes paid	          $86 		         $26

The accompanying notes are an
integral part of the financial
statements.


HAHN AUTOMOTIVE WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)



	           For the Six Months	 For the Three Months
	              ended March 31	     ended March 31

	               2001	2000    	2001	2000


Net Income (Loss)	$68	($134)           $19	 $59

Unrealized Gain on
Marketable Securities,
Net of Tax	          0	   26	           0	  46


Comprehensive Net
Income (Loss)	        $68	($108) 	         $19    $105






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

Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Earnings Per Share

The Company presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the Statements of Operations. Basic EPS is computed using net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The Basic and Diluted EPS, have been restated to reflect the 1-for-3 reverse common stock split which was approved by the shareholders at the Company's Annual Meeting on May 9, 2001. The effective date of the 1-for-3 reverse common stock split was the close of business on May 10, 2001.



BASIC AND DILUTED EARNINGS PER SHARE

                              Six Months	Three Months
	                    Ended March 31	Ended March 31
	                     2001	2000	  2001	    2000


Basic and Diluted Shares
 Outstanding:
  Weighted average number
  of shares outstanding	 1,581,671  1,581,671 1,581,671	1,581,671

Net income (loss)	       $68	($134)      $19	      $59

Basic and Diluted EPS	      $.04	($.08)	   $.01	     $.04


The exercise of outstanding stock options has not been included in the calculation of diluted EPS since the effect would be antidilutive because all outstanding options were out of the money as of March 31, 2001.

3.  Debt (in thousands)

Long-term debt consists of the following:


					3/31/01		9/30/00


Credit Facility Agreement	        $36,400	        $36,239
Notes Payable-Officers and Affiliates	  1,445  	  1,445
Other Long-term Debt	                  2,094	          2,240
Less Current Maturities	                 (1,754)	   (844)

                	                $38,185	        $39,080


The Company is subject to a Credit Facility Agreement that expires on October 22, 2002 and provides a revolving credit note, subject to a borrowing base, up to a maximum of $50.0 million. Borrowings under the Credit Facility Agreement bear interest at an annual rate equal to, at the Company's option, either (a) LIBOR plus 1.75% to 2.5%, dependent upon the Company's financial performance, or (b) the bank prime rate plus 0% to .75%, dependent upon the Company's financial performance. LIBOR and prime were 5.1% and 8.00%, respectively, at March 31, 2001. The unused portion of the Credit Facility bears interest at an annual rate of .25% to .375%.

As of May 11, 2001, the Company had an outstanding balance of $36.4 million under the Credit Facility.

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants and restrictions, including limitations on indebtedness, liens, leases, mergers and sales of assets, investments, dividends, stock purchases and other payments in accordance with capital stock and cash flow coverage requirements. Restrictive covenants include maintenance of a minimum tangible net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of March 31, 2001.

The Company has outstanding promissory notes ("Notes") with the Estate of Michael Futerman, the former Chairman of the Board of Directors, and with the President and Chief Executive Officer of the Company. The Notes, which are due in October, 2003, bear interest, which is payable monthly, at the annual rate of 12%. The Company is also subject to a number of other debt agreements, including a mortgage, which comprise the balance of the long-term debt.

4.  Equity Investment

The Company owns 100% of H.F.V., Inc. which in turn owns 37.5% of Autoworks Ltd., an Israeli Corporation. The Company accounts for this investment under the equity method. The Company's share of Autoworks Ltd.'s income for the six month and three month periods ended March 31, 2001 and 2000 is presented separately in the Condensed Consolidated Statements of Income.

5.  Business Segment Information

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company reports its operating results in two segments: direct distribution and full service distribution. Segment selection was based on internal organizational structure, the way in which the operations are managed and their performance evaluated by management and the Company's Board of Directors, the availability of separate financial results and materiality considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profits of the respective business units.


Information concerning the Company's Business Segments for the six months of Fiscal Years 2001 and 2000, is as follows (dollars in thousands):



                                     2001                2000

Net Sales

    Full Service Distribution      $50,512             $51,756
    Direct Distribution              7,398               8,669
  Total Net Sales                  $57,910             $60,425


Operating Income

   Full Service Distribution        $2,027              $1,498
   Direct Distribution                (142)                (26)
  Total Operating Profit            $1,885              $1,472
Interest Expense                    (2,037)             (1,920)
Income from Equity Investment           28                  53
Other Income                           233                 179
 Income (Loss) Before Taxes           $109               ($216)


Identifiable Assets

    Full Service Distribution      $70,334             $70,397
    Direct Distribution              6,104               6,108
  Total Identifiable Assets        $76,438             $76,505


Capital Expenditures

    Full Service Distribution         $390                $158
    Direct Distribution                  3                   4
  Total Capital Expenditures          $393                $162


Depreciation and Amortization

    Full Service Distribution         $819                $815
    Direct Distribution                 68                  80
  Total Depreciation and
  Amortization                        $887                $895


6.  Reverse Common Stock Split

As of the close of business on May 10, 2001, the Company effected a 1-for-3 reverse common stock split that had been approved by the shareholders at the Company's 2001 annual shareholders' meeting on May 9, 2001. The data shown relating to common shares has been retroactively adjusted to reflect the reverse stock split. Also, the Company's shareholders' equity accounts have been retroactively adjusted. There was no effect on total shareholders' equity as a result of the reverse stock split.


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

As of the close of business on May 10, 2001, the Company effected a 1-for-3 reverse common stock split that had been approved by the shareholders at the Company's 2001 annual shareholders' meeting on May 9, 2001. The data shown relating to common shares has been retroactively adjusted to reflect the reverse stock split.

Results of Operations - Three months ended March 31, 2001 compared to three months ended March 31, 2000.

The Company's net sales declined $1.8 million, or 5.9%, to $29.1 million for the fiscal quarter ended March 31, 2001, from $30.9 million, for the same fiscal quarter last year. A major factor causing the net sales decline was the general softness in the auto parts aftermarket caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. Another factor causing the decline in net sales was the closing of an underperforming Direct Distribution Center. For the quarter, on a comparable location basis, and in comparison to the same quarter last year, net sales decreased by 7.0% at the full service Distribution Centers, 3.6% at the Advantage Auto Stores and 9.5% at the Direct Distribution Centers.

Gross profit for the current quarter decreased $218,000 as compared to the second quarter of Fiscal 2000. This decline resulted from a decrease in net sales which was partially offset by an increase in gross profit margin. Gross profit expressed as a percentage of net sales increased to 40.0% from 38.4%. This is primarily due to the increase in the net sales at the Advantage Auto Stores as a percentage of total Company net sales and a focused effort to sell slow moving product at a higher margin.

Selling, general and administrative expense decreased $200,000 from $10.5 million in the second quarter of Fiscal 2000, to $10.3 million, for the comparable quarter of Fiscal 2001. The decline is primarily due to the closing of a Direct Distribution Center and the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense increased to 35.4% from 33.9%. The percentage increase is a result of the net sales decline.

As a result of the factors discussed above, operating income decreased to $911,000 for the second quarter of Fiscal 2001, from $946,000, for the second quarter of Fiscal 2000. As a percentage of net sales, operating income remained even at 3.1% for the second quarter of both fiscal years.

Depreciation and amortization increased $17,000 from $430,000 during the second fiscal quarter last year, to $447,000 for the second quarter of the current fiscal year. This increase is attributable to the purchase of equipment at lease expiration and was partially offset by certain assets becoming fully depreciated.

Interest expense increased $24,000 to $1.0 million from $979,000 for the same quarter of the previous fiscal year. This increase is primarily the result of interest charges on overadvances which were not charged in the previous fiscal year.

As a result of the factors discussed above, the Company had a net profit of $19,000 or $.01 per share, in the current fiscal year's second quarter, compared to a net profit of $59,000, or $.04 per share, for the same quarter of the previous fiscal year.

Results of Operations - Six months ended March 31, 2001 compared to six months ended March 31, 2000.

The Company's net sales declined $2.5 million or 4.2%, to $57.9 million for the fiscal six months ended March 31, 2001, from $60.4 million for the same six month period of Fiscal 2001. A major factor causing the net sales decline was the general softness in the auto parts aftermarket caused by various factors, which include improved vehicle manufacturing and performance, longer vehicle warranties, leased vehicles and increased competition in all segments of distribution. During this six month period of the current year the Company had one less Direct Distribution Center operating, compared to the same period one year ago. On a comparable location basis, for the same period during the previous fiscal year, net sales declined by 3.5% at the full service Distribution Centers, 2.1% at the Advantage Auto Stores and 7.8% at the Direct Distribution Centers.

Gross profit for the first six months of the current fiscal year decreased $171,000, from $23.3 million, in Fiscal 2000, to $23.1 million, in Fiscal 2001. This was due to the decline in net sales, partially offset by an increase in profit margin. As a percentage of net sales, gross profit increased to 39.9% from 38.6% for the previous year. This percentage increase is primarily due to the increase in Advantage Stores net sales as a percentage of total Company net sales and a focused effort to sell slow moving product at a higher margin.

Selling, general and administrative expense decreased $576,000, from $20.9 million for the first six months of Fiscal 2000, to $20.4 million, for the same period of Fiscal 2001. This decline is primarily due to the closing of a Direct Distribution Center and the Company's efforts to control and reduce expenses. As a percentage of net sales, selling, general and administrative expense increased to 35.1% from 34.6% in the previous fiscal year. This percentage increase was due to a decline in net sales as discussed above.

Depreciation and amortization decreased $8,000 from $895,000 for the first six months of Fiscal 2000 to $887,000 for the same period of Fiscal 2001. This decrease is primarily the result of certain assets becoming fully depreciated, partially offset by the purchase of equipment at lease expiration.

As a result of the factors discussed above, operating income increased to $1.9 million for the first six months of Fiscal 2001 from $1.5 million for the first six months of Fiscal 2000. As a percentage of net sales, operating income increased to 3.3%, from 2.4%, in the same six month period of Fiscal 2000.

Interest expense increased $117,000 in the first six months of Fiscal 2001 to $2.0 million. This increase is primarily attributable to higher interest rates in the first quarter of Fiscal 2001, as compared to the rates for the same period of Fiscal 2000.

As a result of these factors, the Company reported a net profit of $68,000, or $.04 per share for the six month period ended
March 31, 2001, compared to a net loss of $134,000 or $.08 per share for the first six months of Fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of Fiscal 2001, operations provided net cash of $575,000. This is largely due to a decrease in inventory of $2,669,000 and non-cash items of depreciation and amortization of $887,000. These were partially offset by a decrease in accounts payables and other accrued expenses of $2,396,000 and an increase in accounts receivable of $728,000.

Investing activities consist mainly of routine replacement of computer equipment and leasehold improvements. Capital expenditures were $393,000 during the first six months of Fiscal 2001 compared to $162,000 during the same period of the previous fiscal year. The Company anticipates making capital expenditures of approximately $250,000 during the remainder of the current fiscal year.

Financing activities during the six months of Fiscal 2001 consumed $185,000 of cash. This is primarily due to payments on long-term debt. As of May 11, 2001 the Company had $1.7 million available under its revolving credit facility.

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


PART II.  OTHER INFORMATION

Item 1. Litigation

On April 13,2001, the United States Court of Appeals for the Sixth Circuit affirmed the United States District Court's decision in Takacs, et al vs. Hahn Automotive holding that certain former managers and assistant managers of Autoworks Inc. were non-exempt employees entitled to overtime compensation and that the Company was not entitled to assert the "window of correction" defense to "preserve" exempt status for such managers, under the Fair Labor Standards Act. See Company's Form 10K, Item 3, Legal
Proceedings, filed December 19, 2000, for a more complete description of the action. The Company is evaluating its options, including filing a petition for certiorari for review by the U.S. Supreme Court or defending individual claims for damages at a continuation of the hearing on damages. Any action taken by the Company, including an adverse outcome of the appeal, or any determination of damages is inherently uncertain. The Company believes that it is unlikely that any adverse verdict would have a material adverse affect on its financial condition; however it could materially adversely effect net income or cash flow depending upon the fiscal year in which a final judgment is entered against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders


	(a)	The company held its Annual Meeting of Shareholders on
		May 9, 2001.

	(b)	At said Annual Meeting of Shareholders the following
		nominees were elected to the Board of Directors for a term of two years ending in 2003:

			Daniel J. Chessin
			Stephen B. Ashley
			E. Philip Saunders

	The number of votes cast for the election of directors were as follows:

							  Votes
				Votes For		Withheld

Daniel J. Chessin		3,295,150		175,647
Stephen B. Ashley		3,295,150		175,647
E. Philip Saunders		3,295,150		175,647


	There were no broker non-votes.

	The terms of the following directors, expiring in 2002, continued after the meeting:

			Eli N. Futerman
			William A. Buckingham
			Nathan Lewinger
			Gordon E. Forth

	(c)	At said Annual Meeting of Shareholders
a majority of the Company's shareholders approved a proposal to amend (the "Amendment") the Company's
Restated Certificate of Incorporation to effect a 1-for-3 reverse stock split of the Company's shares of common stock. The Amendment became effective at the close of business on May 10, 2001. The following table sets forth certain information regarding the votes cast by the holders of the Company's common stock with respect to the amendment:

For     	3,286,990	Abstain	              156
Against	          183,651       Broker non-votes	0

	(d)	At said Annual Meeting of Shareholders,
a majority of the Company's shareholders voting approved a proposal to grant to each of the non-employee directors options to purchase 1,667 shares of common stock at an exercise price of $3.84 per share for a period of 10 years.
The following table sets forth certain information regarding the votes cast by the holders of the Company's common stock with respect to the option grants:

For	       3,431,987	Abstain	              166
Against	          38,644	Broker non-votes	0


Item 5.  Other Information

	NASDAQ LISTING

On May 9, 2001, at Hahn's annual meeting of shareholders by a majority vote, Hahn's shareholders approved a 1-for-3 reverse stock split of its issued and outstanding shares of common stock.
 The reverse stock split was completed the following day. The reverse stock split had the effect of reducing Hahn's outstanding common stock from 4,745,014 shares to approximately 1,581,671 shares.

The reverse stock split was proposed to help Hahn satisfy the maintenance requirements established by the NASDAQ SmallCap Market necessary for continued listing, which, among other things, requires that Hahn's common stock maintain a bid price of at least $1.00 per share. NASDAQ has required that Hahn achieve a $1.00 minimum bid price no later than May 14, 2001 and maintain it for 10 consecutive trading days, thereafter. On May 10, 2001, Hahn's common stock closed at $2.85 per share. If Hahn's stock price does not meet the required minimum bid price, NASDAQ will delist the stock and the stock will be moved to the OTC bulletin board. This could adversely affect the liquidity of the stock and further depress its price.

	Glick, LLC Amended and Restated Merger Agreement

On April 6, 2001, the Company entered into an Agreement and Plan of Merger with Glick LLC, HAW Acquisition, Eli N. Futerman and Daniel J. Chessin. Under the terms of the merger agreement, HAW Acquisition will merge with and into the Company, with the Company being the surviving corporation. All of the Company's shareholders will receive $3.00 per share for the Common Stock they hold on the effective date of the merger. The completion of the transaction is subject to the Futerman/Chessin buy-out group obtaining and closing the necessary financing to pay the aggregate merger consideration and related transaction expenses, shareholder approval by the holders of 66 2/3% of the Company's outstanding common stock and by a majority vote of the minority shareholders present and voting at the special meeting, either in person or by proxy (excluding abstentions and broker non-votes), the consent of the Company's bank, and other customary closing conditions. The Company has currently scheduled a special shareholders meeting on July 24, 2001 to consider the proposal.


Item 6.  Exhibits and Reports on Form 8-K

(a)  	Exhibits

	None

	Reports on Form 8-K

The Company filed a Form 8-K with the Commission on January 19, 2001 in which it reported under Item 5 that on January 16, 2001, Eli N. Futerman and Daniel J. Chessin, the Company's President and Chief Executive Officer and Executive Vice President, respectively, submitted a proposal to the Board of Directors to acquire the shares of the Company's common stock which they and certain affiliated parties do not own through a merger transaction at a price of $3.00 per share subject to various conditions. The current report also reported that a special committee had been formed to evaluate the proposal and authorized it to engage independent legal and financial advisors to assist the committee in its work.

The Company filed a Form 8-K with the Commission on March 12,
2001 in which it reported under Item 5 that the Company's 2001 annual meeting had been rescheduled for May 9, 2001.

The Company filed a Form 8-K with the Commission on March 27, 2001 in which it reported under Item 5 that on March 26, 2001, that the board of directors, based on the special committee's recommendation, had approved the transaction and the Company had entered into a non-binding letter of intent for the merger and that the merger would be subject to a number of conditions, including certain shareholder approvals.

On April 3, 2001, the Company filed a Form 8-K with the Commission which presented a press release stating that NASDAQ had issued an exception for the minimum bid requirement which would expire on May 14, 2001, but would permit the Company to be listed until that time, so that the Company would have adequate time to seek shareholder approval for the proposed 1-for-3 reverse stock split.

The Company filed a Form 8-K with the Commission on April 9, 2001, in which a press release was presented, announcing that a definitive agreement had been reached with the buyout group.

The Company filed a Form 8-K with the Commission on May 10, 2001 in which it presented a press release in regard to an announcement that the shareholders of the Company had approved the 1-for-3 reverse stock split which, based upon NASDAQ requirements, established the trading price of the common stock which exceeded the minimum bid requirement as established by NASDAQ.

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



Dated:  May 15, 2001