Form 10-Q
period 2001-06-30
HAHN AUTOMOTIVE WAREHOUSE INC
filed 2001-07-31
CIK 888781

:
2:
3:
4:
5:
6:                    SECURITIES AND EXCHANGE COMMISSION
7:                         WASHINGTON, D.C.  20549
8:
9:                                FORM 10-Q
10:
11:                          QUARTERLY REPORT UNDER
12:                        SECTION 13 OR 15(d) OF THE
13:                     SECURITIES EXCHANGE ACT OF 1934
14:
15:     For  Quarterly Period Ended                   June  30, 2001
16:
17:
18:     Commission File Number                                 0-20984
19:
20:
21:                     HAHN AUTOMOTIVE WAREHOUSE, INC.
22:          (Exact name of Registrant as specified in its charter)
23:
24:          NEW YORK                                     16-0467030
25:     (State  or  other  jurisdiction of (I.R.S. Employer Identification No.)
27:     incorporation or organization)
28:
29:       415  West  Main  Street       Rochester,   New   York   14608
30:     (Address of  principal executive offices)                (Zip Code)
31:
32:                              (716) 235-1595
33:           (Registrant's telephone number, including area code)
34:
35:
36:     Indicate  by check mark whether the registrant (1) has filed  all
37:     reports  required  to be filed by Section  13  or  15(d)  of  the
38:     Securities  Exchange Act of 1934 during the preceding  12  months
39:     (or  for such shorter period that the registrant was required  to
40:     file  such  reports),  and (2) has been subject  to  such  filing
41:     requirements for the past 90 days.
42:
43:     YES    X            NO
44:
45:     Number  of  shares outstanding of the registrant's common  stock,
46:     par value $.01 per share, on August 1, 2001;  1,581,671.
47:
48:
49:
50:
51:
52:
53:
54:
55:
56:                      HAHN AUTOMOTIVE WAREHOUSE, INC.
57:                                   Index
58:
59:
60:                                                            PAGE NO.
61:
62:     PART I.   FINANCIAL INFORMATION
63:
64:     Item 1.   Financial Statements
65:
66:               Condensed Consolidated Balance Sheets -
67:               June 30, 2001 and September 30, 2000
68:
69:               Condensed Consolidated Statements of Operations -
70:               for  the  nine months and three months ended June 30,
71:               2001 and June 30, 2000
73:
74:               Condensed Consolidated Statements of Cash Flows -
75:               for the nine months ended June 30, 2001
76:               and June 30, 2000
77:
78:               Condensed Consolidated Statements of Comprehensive
79:               Income - for the nine months and three months ended
80:               June 30, 2001, and June 30, 2000
81:
82:               Notes to Condensed Consolidated Financial Statements
83:
84:
85:     Item 2.   Management's Discussion and Analysis of
86:               Financial Condition and Results of Operations
87:
88:
89:     PART II.  OTHER INFORMATION
90:
91:     Item 5.   Other Information
92:
93:     Item 6.   Exhibits and Reports on Form 8-K
94:
95:
96:     SIGNATURES
97:
98:
99:
100:
101:     HAHN AUTOMOTIVE WAREHOUSE, INC.
102:     CONDENSED CONSOLIDATED BALANCE
103:     SHEETS
104:     (In thousands, except share and
105:     per share data)
106:
107:
108:
109:     ASSETS                            06/30/01      09/30/00
110:                                     (Unaudited)
111:
112:     Current Assets:
113:       Cash                                  $76            $80
114:      Trade Accounts Receivable           16,086         16,062
115:     (Net of Allowance for
116:     Doubtful Accounts)                   16,086         16,062
117:       Inventory                          41,928         46,192
118:       Other Current Assets                1,583          1,799
119:     Total Current Assets                 59,673         64,133
120:
121:     Property, Equipment, and
122:     Leasehold
123:      Improvements, net                    5,416          6,016
124:     Other Assets                          8,735          8,802
125:
126:     Total Assets                        $73,824        $78,951
127:
128:     LIABILITIES AND SHAREHOLDERS'
129:     EQUITY
130:
131:     Current Liabilities:
132:       Current Portion of Long-Term Debt
133:        and Capital Lease Obligations     $2,035         $1,253
135:       Accounts Payable                    8,463         13,266
136:       Compensation Related                1,331          1,613
137:     Liabilities
138:       Discontinued Operations               345            392
139:       Other Accrued Expenses              4,305          3,925
140:
141:     Total Current Liabilities            16,479         20,449
142:
143:     Obligations Under Credit             36,053         35,739
144:     Facility
145:     Notes Payable-Officers and
146:      Affiliates                           1,445          1,445
147:     Long-Term Debt                          806          1,896
148:     Capital Lease Obligations             2,538          2,787
149:     Other Liabilities                     1,811          2,176
150:
151:     Total Liabilities                    59,132         64,492
152:
153:     Shareholders' Equity:
154:     Common  Stock (par value $.01
155:     per share;
156:     authorized 20,000,000 shares;
157:     issued and outstanding                   16             16
158:     1,581,671)
159:     Additional Paid-in Capital           26,006         26,006
160:     Retained Earnings                   (11,330)       (11,563)
161:     Total Shareholders' Equity           14,692         14,459
162:
163:     Total Liabilities and               $73,824        $78,951
164:     Shareholders' Equity
165:
166:
167:
168:
169:     The accompanying notes are an
170:     integral part of the financial
171:     statements
172:
173:
174:
175:
176:
177:
178:
179:
180:
181:
182:
183:
184:
185:
186:
187:
188:
189:
190:
191:
192:
193:
194:
195:
196:
197:
198:
199:
200:     HAHN AUTOMOTIVE WAREHOUSE, INC.
201:     CONDENSED CONSOLIDATED STATEMENTS
202:     OF OPERATIONS
203:     (In Thousands, except for share
204:     and per share data)
205:                                          (Unaudited)
206:
207:
208:
209:                                          For the Nine
210:                                          Months Ended
211:                                        June 30,  June 30,
212:                                          2001     2000
213:
214:
215:
216:     Net Sales                           $90,358    $93,889
217:     Cost of Products Sold                54,904     58,013
218:
219:     Gross Profit                         35,454     35,876
220:
221:     Selling, General and
222:       Administrative Expense             31,165     31,930
223:     Depreciation and Amortization         1,332      1,338
224:
225:     Operating Income                      2,957      2,608
226:
227:
228:     Interest Expense                     (2,949)    (2,938)
229:     Interest and Service Charge
230:      Income                                 334        267
231:     Gain on Sale of Marketable
232:      'Security                                0        196
233:     Income from Equity Investment            34        119
234:
235:
236:     Income Before Taxes                     376        252
237:
238:     Income Tax Expense                      143         98
239:
240:
241:     Net Income                             $233       $154
242:
243:
244:     Basic and Diluted Earnings
245:      Per Share:
246:
247:     Net Income                            $0.15      $0.10
248:
249:     Basic and Diluted Weighted
250:       Average Number of Shares        1,581,671  1,581,671
251:
252:
253:
254:
255:     The accompanying notes are an
256:     integral part of the financial statements.
257:
258:
259:
260:
261:
262:
263:
264:
265:
266:
267:
268:
269:
270:
271:
272:
273:
274:
275:
276:
277:
278:
279:
280:
281:
282:
283:
284:
285:
286:
287:
288:
289:
290:
291:     HAHN AUTOMOTIVE WAREHOUSE, INC.
292:     CONDENSED CONSOLIDATED STATEMENTS
293:     OF OPERATIONS
294:     (In Thousands, except for share
295:     and per share data)
296:
297:
298:
299:
300:                                          (Unaudited)
301:                                        For the Three
302:                                         Months Ended
303:                                        June 30,  June 30,
304:                                          2001      2000
305:
306:
307:     Net Sales                           $32,448    $33,464
308:     Cost of Products Sold                20,119     20,884
309:
310:     Gross Profit                         12,329     12,580
311:
312:     Selling, General and
313:       Administrative Expense             10,812     11,001
314:     Depreciation and Amortization           445        443
315:
316:     Operating Income                      1,072      1,136
317:
318:
319:     Interest Expense                       (912)    (1,018)
320:     Interest and Service Charge
321:      Income                                 101         88
322:     Gain on Sale of Marketable
323:      Security                                 0        196
324:     Income from Equity Investment             6         66
325:
326:
327:     Income Before Taxes                     267        468
328:
329:     Income Tax Expense                      102        180
330:
331:
332:     Net Income                             $165       $288
333:
334:
335:     Basic and Diluted Earnings
336:      Per Share:
337:
338:     Net Income                            $0.10      $0.18
339:
340:     Basic and Diluted Weighted
341:       Average Number of Shares        1,581,671  1,581,671
342:
343:
344:
345:
346:     The accompanying notes are an
347:     integral part of the financial statements.
348:
349:
350:
351:
352:
353:
354:
355:
356:
357:
358:
359:
360:
361:
362:
363:
364:
365:
366:
367:
368:
369:
370:
371:
372:
373:
374:
375:
376:
377:
378:
379:
380:
381:     HAHN AUTOMOTIVE WAREHOUSE, INC.
382:     CONDENSED CONSOLIDATED STATEMENTS
383:     OF CASH FLOWS
384:     (In Thousands)
385:                                            (Unaudited)
386:
387:
388:                                               For the
389:                                             Nine Months
390:                                               Ended
391:                                          June 30,   June 30,
392:                                            2001       2000
393:
394:
395:
396:     Cash flows from operating
397:     activities:
398:       Net Income                            $233        $154
399:       Adjustments to reconcile net
400:        income to net cash provided by
            operating activities:
402:          Depriciation and amortization     1,332       1,338
404:          Provision for doubtful accounts
405:        and notes                             386         397
406:
407:     Change in assets and liabilities:
408:       Trade receivables                     (410)       (178)
409:       Inventory                            4,264         980
410:       Other assets                            31         591
411:       Accounts payable and other          (5,117)     (2,516)
412:          accruals
413:
414:     Net cash provided by operating           719         766
415:     activities
416:
417:     Cash flows from investing
418:     activities:
419:       Additions to property,
420:       equipment and leasehold improvements,
421:      net                                    (480)       (349)
422:
423:
424:     Net cash used in investing              (480)       (349)
425:     activities
426:
427:     Cash flows from financing
428:     activities:
429:      Net borrowings under line of            314         178
430:     credit
431:      Proceeds from long-term debt
432:       and demand notes                         0         248
433:
434:      Payments of long-term debt
435:      and demand notes                       (254)       (491)
436:
437:      Payment of notes payable-
438:     officers
439:       and affiliates                           0         (77)
440:      Payment of capital lease               (303)       (276)
441:     obligations
442:
443:     Net cash used in financing              (243)       (418)
444:     activities
445:
446:     Net decrease in cash                      (4)         (1)
447:     Cash at beginning of period               80          81
448:
449:     Cash at end of period                     76          80
450:
451:     Supplemental disclosures of
452:      cash flow information
453:     Cash paid during the nine month
454:     period for:
455:         Interest                          $2,994      $2,907
456:
457:         Income taxes                         $93         $56
458:
459:
460:
461:     The accompanying notes are an
462:     integral part of the financial statements.
463:
464:
465:
466:
467:
468:
469:
470:
471:
472:
473:
474:
475:
476:
477:
478:
479:
480:
481:
482:
483:
484:
485:
486: HAHN AUTOMOTIVE WAREHOUSE, INC.
487: CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
488: (In Thousands)
489:
492:                                            (Unaudited)
493:                                      For  the       For the
494:                                     Nine Months   Three Months
495:                                   ended June 30  ended June 30
496:
497:                                      2001  2000  2001    2000
498:
499:
500:     Net Income                        $233  $154  $165    $288
501:     Unrealized Loss on
502:     Marketable Securities, Net of Tax    0  ($90)    0   ($116)
503:
504:     Comprehensive Net Income          $233   $64   165    $172
505:
506:     The accompanying notes are an integral
507:     part of the financial statements.
508:
509:
510:
511:
512:
513:
514:
515:
516:
517:
518:
519:
520:
521:
522:
523:
524:
525:
526:
527:
528:
529:
530:
531:
532:                      HAHN AUTOMOTIVE WAREHOUSE, INC.
533:           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
534:
535:     1.  Summary of Significant Accounting Policies
536:
537:     Basis of Presentation
538:
539:     The  condensed interim consolidated financial statements included
540:     herein have been prepared by the Company, without audit, pursuant
541:     to  the  rules  and  regulations of the Securities  and  Exchange
542:     Commission.   The  interim  financial  statements   reflect   all
543:     adjustments which are, in the opinion of management, necessary to
544:     fairly  present such information.  Although the Company  believes
545:     that  the  disclosures  included  on  the  face  of  the  interim
546:     consolidated  financial  statements and in  the  other  footnotes
547:     herein  are  adequate  to  make  the  information  presented  not
548:     misleading,   certain   information  and  footnote   disclosures,
549:     including  significant accounting policies, normally included  in
550:     financial   statements  prepared  in  accordance  with  generally
551:     accepted  accounting  principles have been condensed  or  omitted
552:     pursuant to such rules and regulations.  It is suggested that all
553:     condensed  consolidated financial statements contained herein  be
554:     read  in conjunction with the financial statements and the  notes
555:     thereto  included in the Company's Annual Report for  the  fiscal
556:     year  ended  September  30, 2000, on Form 10-K,  filed  with  the
557:     Securities and Exchange Commission, Washington, D.C. 20549.  This
558:     information  may  be  obtained  through  the  web  site  of   the
559:     Securities  and  Exchange  Commission, EDGAR  Filing  section  at
560:     http://www.sec.gov.
561:
562:     Operating results for the nine month period ended June  30,  2001
563:     are  not  necessarily  indicative of  the  results  that  may  be
564:     expected for the entire fiscal year.
565:
566:     2.  Earnings Per Share
567:
568:     On May 10, 2001, the Company effected a 1-for-3 reverse common
569:     stock split as had been approved by the shareholders at the
570:     Company's 2001 annual shareholders' meeting on the previous day.
571:     The data shown relating to common shares has been retroactively
572:     adjusted to reflect the reverse stock split. Also, the Company's
573:     shareholders' equity accounts have been retroactively adjusted.
574:     There was no effect on total shareholders' equity as a result of
575:     the reverse stock split.
576:
577:     The  Company  presents earnings per share ("EPS")  in  accordance
578:     with  Statement  of Financial Accounting Standards  ("SFAS")  No.
579:     128,   "Earnings   per  Share".  SFAS  No.  128   requires   dual
580:     presentation  of  basic EPS and diluted EPS on the  face  of  the
581:     statements of operations.  Basic EPS is computed using net income
582:     (loss)  divided by the weighted-average number of  common  shares
583:     outstanding  for the period.  Diluted EPS reflects the  potential
584:     dilution  that  could occur from common shares  issuable  through
585:     stock-based  compensation  including stock  options.   Basic  and
586:     Diluted EPS  for the nine  months  ended June 30, 2000  have been
587:     restated to reflect the 1-for-3 reverse common stock split.
588:
589:
590:       BASIC AND DILUTED EARNINGS PER SHARE
591:
592:
593:                                                     Nine Months
594:                                                    Ended June 30
595:                                                2001            2000
596:
597:     Basic and Diluted Shares Outstanding:
598:        Weighted average number of shares
599:         outstanding                        1,581,671       1,581,671
600:
601:     Net income                                  $233            $154
602:
603:     Basic and Diluted EPS                      $0.15           $0.10
604:
605:     The  exercise of outstanding stock options has not been  included
606:     in  the  calculation  of diluted EPS since the  effect  would  be
607:     antidilutive  because all outstanding options  were  out  of  the
608:     money as of June 30, 2001.
609:
610:     3.  Marketable Security
611:
612:     During the three months ended June 30, 2000 the Company sold  the
613:     zero  coupon  bond  it  had classified as available-for-sale,  as
614:     defined  by Statement of Financial Accounting Standards  ("SFAS")
615:     No.  115, "Accounting for Certain Investments in Debt and  Equity
616:     Securities."  Upon sale, the Company realized a pre-tax  gain  of
617:     $196,000,   which  is  presented  separately  in  the   condensed
618:     consolidated  statements of income and reversed  the  accumulated
619:     comprehensive  income, net of tax, that had been  recorded  since
620:     the company adopted SFAS No. 115.
621:
622:     4.  Equity Investment
623:
624:     The  Company  owns  a  37.5%  interest  in  an  Israeli  company,
625:     Autoworks  Ltd.   The Company accounts for this investment  under
626:     the equity method. The Company's share of Autoworks Ltd.'s income
627:     for the three month and nine month periods ended June 30, 2001 is
628:     presented separately in the condensed consolidated statements  of
629:     operations.
630:
631:     5.  Debt (in thousands)
632:
633:     Long-term debt consists of the following:
634:
                                      June 30, 2001  September 30, 2000
635:
         Credit Facility Agreement        $36,553         $36,239
636:     Notes Payable-Officers
637:      and Affiliates                    1,445           1,445
638:     Other Long-term Debt               1,986           2,240
639:
640:
641:
642:     Less:
643:
644:     Current Maturities                (1,680)           (844)
645:
646:                                      $38,304         $39,080
647:
648:     The Company's credit facility agreement, which expires on October
649:     22,  2002,  provides for a revolving credit note,  subject  to  a
650:     borrowing  base,  up  to a maximum of $50.0 million.   Borrowings
651:     under  the  Credit Facility Agreement bear interest at an  annual
652:     rate  equal  to, at the Company's option, either (a)  LIBOR  plus
653:     1.75%   to   2.5%,   dependent  upon  the   Company's   financial
654:     performance,  or  (b)  the  bank prime  rate  plus  0%  to  .75%,
655:     dependent upon the Company's financial performance.  The  30  Day
656:     LIBOR and the prime rates were 3.81% and 6.75%, respectively,  on
657:     June 30, 2001.
658:
659:     As  of July 31, 2001, the Company had an outstanding balance  of
660:     $36.1  million  under  the  Credit  Facility  Agreement  with  an
661:     availability of  $847,000.
662:
663:     Borrowings  outstanding under the Credit Facility  Agreement  are
664:     collateralized by substantially all of the Company's assets.  The
665:     Credit  Facility  Agreement contains covenants and  restrictions,
666:     including limitations on indebtedness, liens, leases, mergers and
667:     sales  of  assets,  investments, dividends, stock  purchases  and
668:     other  payments in addition to tangible net worth,  fixed  charge
669:     ratio,  minimum  tangible  net worth  and  minimum  fixed  charge
670:     coverage  ratio requirements. The Company was in compliance  with
671:     all covenants on June 30, 2001.
672:
673:     The  Company has outstanding promissory notes ("Notes") with  the
674:     estate of the former Chairman of the Board of Directors and  with
675:     the President and Chief Executive Officer  of the Company, in the
676:     original aggregate amount of $2,150,000.00.  The Notes, which are
677:     due in October, 2003, bear interest, which is payable monthly, at
678:     the  annual rate of 12%.  The Company is also subject to a number
679:     of  other  debt agreements, including a mortgage, which  comprise
680:     the balance of the long-term debt.
681:
682:     6.  Business Segment Information
683:
684:     The  Company reports segment information in accordance with  SFAS
685:     No. 131, "Disclosures about Segments of an Enterprise and Related
686:     Information."   This  statement establishes  annual  and  interim
687:     reporting  standards for an enterprise's operating  segments  and
688:     related  disclosures  about  its products,  services,  geographic
689:     areas  and  major customers.   The Company reports its  operating
690:     results  in  two segments:  direct distribution and full  service
691:     distribution.    Segment   selection  was   based   on   internal
692:     organizational  structure, the way in which  the  operations  are
693:     managed  and  their performance evaluated by management  and  the
694:     Company's  Board  of  Directors,  the  availability  of  separate
695:     financial results and materiality considerations.  The accounting
696:     policies of the segments are the same as those described  in  the
697:     summary   of   significant  accounting  policies.   The   Company
698:     evaluates   performance  based  on  operating  profits   of   the
699:     respective business units.
700:
701:
702:     Information  concerning the Company's Business Segments  for  the
703:     nine months of Fiscal Years 2001 and 2000, is as follows (dollars
704:     in thousands):
705:
706:
707:
708:                                                 2001         2000
709:
710:        Net Sales to Customers
711:            Full Service Distribution           $78,431       $80,489
712:            Direct Distribution                  11,927        13,400
713:         Total Net Sales to Customers           $90,358       $93,889
715:
716:        Operating Income
717:           Full Service Distribution             $3,099        $2,579
718:           Direct Distribution                     (142)           29
719:        Total Operating Profit                   $2,957        $2,608
721:        Interest Expense                         (2,949)       (2,938)
723:        Other Income                                368           582
725:        Consolidated Income Before Taxes           $376           252
727:
728:
729:        Identifiable Assets
730:            Full Service Distribution           $67,493       $70,604
731:            Direct Distribution                   6,331         6,204
732:          Total Identifiable Assets             $73,824       $76,808
734:
735:        Capital Expenditures
736:            Full Service Distribution              $480          $341
737:            Direct Distribution                       0             8
739:          Total Capital Expenditures               $480          $349
741:
742:
743:        Depreciation and Amortization
744:            Full Service Distribution            $1,230        $1,218
745:            Direct Distribution                     102           120
747:          Total Depreciation and Amortization    $1,332        $1,338
749:
750:
751:
752:
753:
754:
755:
756:
757:
758:
759:
760:
761:
762:
763:
764:
765:                      HAHN AUTOMOTIVE WAREHOUSE, INC.
766:
767:     Item 2.     Management's  Discussion  and  Analysis  of   Financial
768:          Condition and Results of Operations
769:
770:     The  discussions  set forth in this Form 10-Q may contain  forward-
771:     looking  comments.   Such comments are based upon  the  information
772:     currently  available to management of the Company and  management's
773:     perception  thereof as of the date of this report.  Actual  results
774:     of  the  Company's  operations could materially differ  from  those
775:     indicated in the forward-looking comments.  The difference could be
776:     caused by a number of factors including, but not limited to,  those
777:     discussed   under  the  heading  "Important  Information  Regarding
778:     Forward-Looking Statements" in the Company's Annual Report on  Form
779:     10-K, for the fiscal year ended September 30, 2000, which has  been
780:     filed  with  the  United States Securities and Exchange  Commission
781:     (the  "Commission").   That  Annual  Report  may  be  obtained   by
782:     contacting the Commission's public reference operations or  through
783:     the worldwide web site at http://www.sec.gov, EDGAR Filing section.
784:     Readers  are  strongly encouraged to obtain and consider  all  such
785:     factors  listed in the Fiscal 2000 Annual Report and any amendments
786:     or   modifications  thereof  when  evaluating  any  forward-looking
787:     comments concerning the Company.
788:
789:     Results  of Operations - three months ended June 30, 2001, compared
790:     to three months ended June 30, 2000.
791:
792:     The  Company's net sales for the fiscal quarter ended June 30, 2001
793:     declined  approximately $1.1 million to $32.4 million,  from  $33.5
794:     million,  for  the same fiscal quarter of the previous  year.  This
795:     3.0%  decrease  resulted from the closing of a Direct  Distribution
796:     Center in the fourth quarter of Fiscal Year 2000 and a Full Service
797:     Distribution  Center  near the end of the  second  quarter  of  the
798:     current fiscal year and general softness in the auto parts industry
799:     caused   by   various  factors,  which  include  improved   vehicle
800:     manufacturing  and  performance, longer vehicle warranties,  leased
801:     vehicles and increased competition at all levels of distribution in
802:     the  automotive  aftermarket  industry.   For  the  quarter,  on  a
803:     comparable location basis, net sales decreased by 2.7% at the  Full
804:     Service  Distribution Centers, 1.8% at the Advantage  Auto  Stores,
805:     while the Direct Distribution Centers showed an increase of 2.0%.
806:
807:     Due  to  the  decline in net sales, gross profit for the  current
808:     quarter  decreased $251,000 as compared to the third  quarter  of
809:     Fiscal 2000.  Gross profit expressed as a percentage of net sales
810:     increased to 38.0% compared to 37.6% for the  same quarter of the
811:     prior fiscal year.  This percentage increase is primarily due  to
812:     the increase in Advantage Auto Stores' net sales, which  generate
813:     higher margins, as a percentage of total Company net sales and  a
814:     focused effort to sell slow moving product at a higher margin.
815:
816:
817:
818:
819:
820:
821:
822:     Selling,    general   and   administrative   expense    decreased
823:     approximately $189,000 from $11.0 million in the third quarter of
824:     Fiscal  2000,  to  $10.8  million for the comparable  quarter  of
825:     Fiscal 2001. This dollar decrease is primarily the result of  the
826:     closing  of  a  Direct Distribution Center  and  a  Full  Service
827:     Distribution  Center  and  the   Company's  effort   to   control
828:     operating expenses which were partially offset by the increase in
829:     fuel  and  utility costs. As a percentage of net sales,  selling,
830:     general  and administrative expense increased from 32.9% for  the
831:     third quarter in Fiscal 2000 to 33.3% during the same quarter  of
832:     Fiscal  2001.   This percentage change is primarily  due  to  the
833:     decline in net sales.
834:
835:     Depreciation  and  amortization increased  $2,000  from  $443,000
836:     during  the  corresponding quarter last year, to $445,000  during
837:     the  third quarter of the current fiscal year.  This increase  is
838:     attributable to the depreciation of recent capital additions, net
839:     of the impact of certain assets becoming fully depreciated.
840:
841:     As  a  result  of  the factors discussed above, operating  income
842:     decreased  approximately $64,000, however,  due  to  rounding  it
843:     remained constant at $1.1 million for the third quarter  of  both
844:     the  current  fiscal  year and the previous  fiscal  year.  As  a
845:     percentage of net sales, operating income decreased to 3.3%  from
846:     3.4% in the same quarter of Fiscal 2000.
847:
848:     Interest  expense  decreased approximately $106,000  to  $900,000
849:     from  $1.0  million for the same quarter of the  previous  fiscal
850:     year.   This  decrease  is the result of lower  average  interest
851:     rates  on  borrowings outstanding during the quarter compared  to
852:     the same quarter last year.
853:
854:     As  a  result  of the factors discussed above, and including  the
855:     income  recognized from the sale of the marketable  security  and
856:     the  Company's equity investment in the previous fiscal year, net
857:     income  decreased $123,000 to $165,000 or $.10 per share  in  the
858:     three months ended June 30, 2001, from $288,000 or $.18 per share
859:     for  the same quarter of last year. Excluding the income from the
860:     sale   of  the  marketable  security  and  the  Company's  equity
861:     investment, net income would have been $161,000 or $.10 per share
862:     for  the three months ended June 30, 2001 compared to $125,000 or
863:     $.08 per share, for the same period in Fiscal 2000.
864:
865:     Results  of  Operations  -  nine months  ended  June   30,  2001,
866:     compared to nine months ended June 30, 2000.
867:
868:
869:
870:
871:
872:
873:     The Company's net sales decreased $3.5 million or 3.8% from $93.9
874:     million  for the nine months ended June 30, 2000 to $90.4 million
875:     for  the corresponding nine months of Fiscal 2001.  This decrease
876:     is primarily due to the closure of one Direct Distribution Center
877:     and  one Full Service Distribution Center, as well as the general
878:     softness  in  the auto parts industry caused by various  factors,
879:     which  include  improved vehicle manufacturing  and  performance,
880:     longer   vehicle  warranties,  leased  vehicles   and   increased
881:     competition  in  all segments of distribution.  On  a  comparable
882:     location  basis, compared to the same period during the  previous
883:     fiscal  year,  net sales declined by 2.0% at the  Advantage  Auto
884:     Stores, 4.3% at the Direct Distribution Centers and  3.0% at  the
885:     Full  Service  Distribution Centers.  The decrease  at  the  full
886:     service  distribution centers is partially due to  the  Company's
887:     acquisition of two stores which were previously customers of  the
888:     distribution centers, which now operate as Advantage Auto Stores.
889:
890:     Due  to the decline in net sales, gross profit for the first nine
891:     months  of  the  current fiscal year decreased  by  approximately
892:     $422,000   to  $35.5 million, from $35.9 million,  for  the  same
893:     period  of  the  previous fiscal year.  As a  percentage  of  net
894:     sales,  gross  profit  increased to  39.2%  from  38.2%  for  the
895:     previous year.  This percentage increase is primarily due to  the
896:     increase  in  Advantage  Auto Stores net  sales,  which  generate
897:     higher margins, as a percentage of total Company net sales and  a
898:     focused effort to sell slow moving product at a higher margin.
899:
900:     Selling,    general    and   administrative   expense    declined
901:     approximately  $765,000 from $31.9 million  for  the  first  nine
902:     months  of  Fiscal 2000, to $31.2 million for the same period  of
903:     Fiscal  2001.  This decrease, which was partially offset  by  the
904:     increase in fuel and utility expenses, was primarily due  to  the
905:     closing   of  a  Direct  Distribution  Center,  a  Full   Service
906:     Distribution Center and the Company's ongoing efforts to  control
907:     and  reduce  expenses.  As a percentage of  net  sales,  selling,
908:     general and administrative expense increased to 34.5%, from 34.0%
909:     in  the  previous  fiscal  year.  This  percentage  increase  was
910:     primarily due to the decline in net sales.
911:
912:     Depreciation and amortization remained constant at  $1.3  million
913:     for the first nine months of Fiscal Years 2000 and 2001.  This is
914:     attributable to the depreciation of recent capital additions, net
915:     of the impact of certain assets becoming fully depreciated.
916:
917:     As  a  result  of  the factors discussed above, operating  income
918:     increased  from $2.6 million for the first nine months of  Fiscal
919:     2000,  to $3.0 million for the first nine months of Fiscal  2001.
920:     As a percentage of net sales, operating income increased to 3.3%,
921:     from 2.8%, for the same nine month period of Fiscal 2000.
922:
923:     Interest expense remained constant at $2.9 million for the  first
924:     nine  months of Fiscal Years 2001 and 2000.  This is attributable
925:     to  higher  interest rates on borrowings outstanding  during  the
926:     first  quarter  of the current Fiscal Year and  offset  by  lower
927:     average  interest rates during the third quarter of  this  Fiscal
928:     Year.
929:
930:     As  a  result  of the factors discussed above, and including  the
931:     income  recognized from the sale of the marketable  security  and
932:     the  Company's equity investment in the previous fiscal year, the
933:     Company  showed a net profit of $233,000, or $.15 per  share  for
934:     the nine month period ended June 30, 2001, compared to net income
935:     of $154,000 or $.10 per share for the first nine months of Fiscal
936:     2000.   Excluding  the  income from the sale  of  the  marketable
937:     security  and  the Company's equity investment, net income  would
938:     have  been $212,000, or $.13 per share for the nine months  ended
939:     June  30,  2001, compared to a net loss of $38,000, or  $.02  per
940:     share, for the same period in Fiscal 2000.
941:
942:
943:     LIQUIDITY AND CAPITAL RESOURCES
944:
945:     During the first nine months of Fiscal 2001, operations generated
946:     net cash of $719,000.  This is largely due to income adjusted for
947:     non-cash  items, and, in  addition, a reduction of  inventory  of
948:     approximately  $4.3 million, net of a corresponding  decrease  in
949:     accounts  payable  and  other  accruals  of  approximately   $5.1
950:     million.
951:
952:     Cash  used in investing activities consists primarily of  routine
953:     replacement  of  computer equipment and  store  improvements  and
954:     fixtures.   Capital expenditures were $480,000 during  the  first
955:     nine  months of the current year as compared to $349,000 for  the
956:     same period of Fiscal 2000.
957:
958:     Financing  activities consumed $243,000 of cash during the  first
959:     nine  months of the current fiscal year.  This was primarily  due
960:     to payments on long-term debt, partially offset by an increase in
961:     borrowings against the credit facility.  As of July 31, 2001 the
962:     Company  had  $847,000 available under its revolving  credit
963:     facility.
964:
965:     In  the  future,  the  Company expects to  make  minor  strategic
966:     acquisitions  of  jobbing  stores to the  extent  that  its  debt
967:     service  and  other funding requirements permit.   The  Company's
968:     ability  to  open  new distribution centers will  depend  on  its
969:     ability  to negotiate extended payment terms with vendors,  which
970:     initially minimizes additional working capital requirements.  The
971:     Company believes that it will be able to continue to obtain  such
972:     financing.
973:
974:     The  Company's principal sources of liquidity for its operational
975:     requirements are internally generated funds, borrowings under its
976:     revolving  credit  facility, leasing  arrangements  and  extended
977:     payment  terms  from  vendors.  In the absence  of  unanticipated
978:     circumstances,  the  Company  expects  that  these  sources  will
979:     provide sufficient working capital to operate its business,  make
980:     necessary  capital expenditures and to meet its  liquidity  needs
981:     for the next twelve months.
982:
983:
984:
985:
986:     Seasonality
987:
988:     The  Company's business is somewhat seasonal in nature, primarily
989:     as a result of the impact of weather conditions on the demand for
990:     automotive aftermarket products.  Historically, the Company's net
991:     sales  and gross profits have been higher in the second  half  of
992:     each fiscal year than in the first half.
993:
994:
995:
996:
997:
998:     PART II.  OTHER INFORMATION
999:
1000:
1001:     Item 1. Litigation
1002:
1003:     On  April 13, 2001, the United States Court of  Appeals  for  the
1004:     Sixth  Circuit affirmed the United States District  Court's
1005:     decision in Takacs, et al vs. Hahn Automotive holding the Company
1006:     violated  certain  sections of the Fair Labor Standards  Act  and
1007:     were  liable  for  back  wages  and  liquidated  damages.    See
1008:     Company's Form 10K Item 3 Legal  Proceedings, filed December  19,
1009: 2000, for a more complete description of the action. The Company filed a petition for certiorari with the United States Supreme
1021: Court on July 12, 2001. The Company is also evaluating other options, including, defending individual claims for damages.
          Any action taken by the  Company, including  an adverse outcome of the appeal, or any determination of damages is inherently uncertain. The Company believes that, while potential damages are not yet determinable, it is unlikely that any adverse verdict would have a material adverse effect on its financial condition; however it could materially adversely affect net income or cash flow depending upon the fiscal year in which a final judgment is entered against the Company.
1022:
1023:     Item 5.  Other Information

1025:     NASDAQ LISTING
1026:
1027:     The  Company  completed a 1-for-3 reverse stock split  on  May  10,
1028:     2001.   The  reverse stock split was proposed so that  the  Company
1029:     could  endeavor to satisfy the maintenance requirements established
1030:     by  the NASDAQ SmallCap Market for continued listing, which, among
1031:     other  things, requires that the Company's common stock maintain  a
1032:     bid  price  of  at least $1.00 per share.  On June 1,  2001  NASDAQ
1033:     notified  the  Company  that  it had met  the  NASDAQ  minimum  bid
1034:     requirement for continued listing.
1035:
1036:
1037:
1038:
1039:     Glick, LLC Amended and Restated Merger Agreement
1040:
1041:      On April 6, 2001, the Company entered into an Agreement and Plan
1042:     of  Merger  with Glick LLC, HAW Acquisition, Eli N. Futerman  and
1043:     Daniel J. Chessin (the "Merger Agreement". Under the terms of the
          Merger  Agreement,   HAW   Acquisition  will   merge  with  and
          into the Company, with the Company being the surviving corporation. All of the Company's shareholders will receive $3.00 per share for the  Company's common  stock
1047:     they hold on the effective date of the merger. The completion  of
1048:     the  transaction is subject to the Futerman/Chessin buy-out group
1049:     obtaining  and  closing  the  necessary  financing  to  pay   the
1050:     aggregate  merger consideration and related transaction expenses,
1051:     shareholder  approval by the holders of 66 2/3% of the  Company's
1052:     outstanding  common stock and by a majority vote  of  the
          public shareholders who cast votes at the special shareholders meeting, in person or by proxy (excluding abstentions and
1054:     broker  non-votes), the consent of the Company's bank, and  other
1055:     customary closing conditions.  The agreement has been amended  to
1056:     provide  that the date upon which the merger must be  consummated
1057:     has  been  extended from September 1,  2001 to October 15,  2001.
1058: The Company has currently scheduled a special meeting of shareholders for September 21, 2001 to consider the proposal.
1060:
1061:     Item 6.  Exhibits and Reports on Form 8-K
1062:
1063:     (a)  Exhibits
1064:
1065:          None
1066:
1067:     (b)  Reports on Form 8-K
1068:
1069:                None
1070:
1071:
1072:
1073:
1074:
1075:
1076:
1077:
1078:
1079:
1080:
1081:
1082:
1083:
1084:
1085:
1086:
1087:
1088:                                SIGNATURES
1089:
1090:           Pursuant  to the requirements of the Securities and  Exchange
1091:     Act  of  1934,  the registrant has duly caused this  report  to  be
1092:     signed on its behalf by the undersigned hereunto duly authorized.
1093:
1094:
1095:
1096:                                        HAHN AUTOMOTIVE WAREHOUSE, INC.
1097:
1098:                                               (Registrant)
1099:
1100:
1101:
1102:                                        By:  s//Eli N. Futerman
1103:                                           Eli N. Futerman
1104:                                           President and Chief Executive
1105:                                           Officer
1106:
1107:
1108:
1109:                                        By:  s//Albert J. Van Erp
1110:                                           Albert J. Van Erp
1111:                                           Vice President - Controller
1112:
1113:
1114:
1115:     Dated:  July 31,  2001